Form 10-K
period 2004-12-31
ICAGEN INC
filed 2005-03-31
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-50676

Icagen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-1785001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4222 Emperor Boulevard, Suite 350

Durham, North Carolina 27703

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (919) 941-5206

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of February 28, 2005, was approximately $123,550,929 based on the closing sale prices of the common stock on such date as reported on The NASDAQ National Market. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director and executive officer of the registrant.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on February 28, 2005 was 21,479,697.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders scheduled to be held on June 23, 2005 (the “2005 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2005 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

Icagen and our logo are our trademarks. Each of the other trademarks, trade names or service marks appearing in this prospectus belongs to its respective holder.

ICAGEN, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1—BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Ions are charged particles, such as sodium, potassium, calcium and chloride. Ion channels are protein structures found in virtually every cell of the human body. Ion channels span the cell membrane and regulate the flow of ions into and out of cells. There are currently over 35 drugs marketed by third parties for multiple indications that modulate ion channels according to data from IMS Health. We believe this demonstrates that ion channels are attractive drug targets.

Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•	ICA-17043 for sickle cell anemia and related genetic variants, which are referred to collectively as sickle cell disease. We initiated a pivotal Phase III clinical trial of ICA-17043 in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson, relating to the development and commercialization of ICA-17043;

•	a compound for atrial fibrillation, which is being developed by our collaborator Bristol-Myers Squibb Company and is in Phase I clinical trials;

•	lead compounds for epilepsy and neuropathic pain, for which we are conducting preclinical studies; and

•	a compound for dementia, including Alzheimer’s disease, which is being developed by our collaborator Yamanouchi Pharmaceutical Co., Ltd. and is undergoing advanced preclinical testing.

We are also conducting ongoing drug discovery programs focused on new therapeutics for pain disorders, inflammatory disorders and glaucoma. In each of these programs, we have identified small molecule compounds that have demonstrated activity on specific ion channels. When we tested these compounds in preclinical studies, including in some cases animal models, they showed desired activities and profiles, validating these ion channels as potential therapeutic targets for the particular indication. In addition to our internal programs, we have established collaborations with McNeil, Abbott Laboratories, Bristol-Myers Squibb and Yamanouchi to further capitalize on our ion channel capabilities. We plan to generate revenue from any product candidates that we successfully develop either through direct sales, collaboration arrangements with leading pharmaceutical and biotechnology companies or a combination of these approaches.

Scientific Background

Ion Channels as Drug Targets

Ions generally cannot move freely across cell membranes, but must enter or exit a cell through pores created by ion channels. Ion channels open and close, or gate, in response to particular stimuli, including ions, other cellular factors, changes in electrical voltage or drugs.

The concentration of specific ions in particular cells in the body is critically important to many vital physiological functions. Consequently, ion channels play a key role in a wide variety of processes in the human body, which can be broadly grouped into three categories:

•	Electrical impulse generation and conduction along nerves in the central and peripheral nervous system, the heart and other organs;

•	Signal transduction within and among cells, including immune system cells that, when activated, trigger an inflammatory response; and

•	Fluid balance within cells and across cell membranes, including fluid balance in red blood cells, cells in the eye and other cells throughout the body.

Small molecule compounds have been shown to both activate and inhibit ion channels. As a result, ion channels represent an important class of targets for pharmaceutical intervention in a broad range of disease areas. Examples of currently marketed drugs that exert their effects through ion channel modulation include:

•	calcium channel blockers, such as Norvasc and verapamil, which are used for the treatment of hypertension and various other cardiovascular disorders;

•	sodium channel blockers, such as Lamictal, which is used for the treatment of epilepsy, and lidocaine, a local anesthetic; and

•	potassium channel blockers, such as Glipizide, which is used in the treatment of diabetes.

Despite the number of successful ion channel drugs on the market today, the majority of these drugs were developed without prior knowledge of their mechanism of action. Only recently have drug researchers identified and cloned a substantial number of ion channel genes, enabling integration of genetic information with the drug discovery process and allowing for a more methodical and scientific approach to the identification and selection of both the ion channel target and potential drug.

We believe that many pharmaceutical and biotechnology companies historically have avoided drug discovery programs targeting ion channels due to significant technical challenges and complexities associated with the structure and function of ion channels. Ion channel drug discovery is a complex endeavor that requires a comprehensive understanding of ion channel function. Ion channel drug discovery also requires specialized functional assays to characterize the interaction between a drug and an ion channel and determine the ability of a compound to modify the activity of an ion channel target, often across a range of physiologic conditions. Functional assays are difficult and time-consuming to develop, tend to be low throughput and require significant technical expertise. Ion channel drug discovery also requires expertise in electrophysiology to determine the effects of drugs on ion channel activity. Electrophysiology is the study of ion channel function and involves the measurement of the electrical current generated when ions flow through ion channel pores. For these reasons, we believe that the majority of the promising ion channel targets remain unexploited and that a significant opportunity exists for an integrated approach to ion channel drug discovery that can be applied across a wide spectrum of therapeutic areas.

Ion Channel Complexity

Ion channels are complex protein structures typically comprised of two or more subunits, or building blocks. These subunits associate to form a pore through which ions are able to pass when the channel is in the open state. Other subunits are important in determining whether an ion channel is gated open or closed or whether the specific ion channel is expressed in a specific cell, tissue or organ. Subunits are capable of associating with each other in multiple combinations, allowing for the number of ion channel drug targets to be substantially greater than the number of ion channel genes. We have identified and cloned over 300 human ion channel genes coding for these subunits.

Ion channels possess gating mechanisms which may cause the channel to undergo changes in shape or molecular arrangement, called conformational changes. These conformational changes may occur in response to particular stimuli, including ions, other cellular factors, changes in electrical voltage or drugs. Conformational changes may expose additional sites on the channels that can be targeted for drug interactions. In studying the function of ion channels, it is important to understand the different channel conformational states so that potential drugs can be discovered and appropriately characterized.

Ion channels are classified into families based upon the type of ion or ions that pass through the channel and the gating mechanism. Within a given family, ion channels share similarities in structure and functional properties, facilitating the study of multiple channels within a family. Across different ion channel families, there may also be similarities in structure and functional properties, although to a lesser degree than within the same family. Despite the potential similarities, there are key areas on ion channels that allow for potent and selective drug interactions.

A comprehensive knowledge base that spans multiple ion channels and ion channel families enhances ion channel drug discovery because it enables identification of similarities and differences among ion channels. Similarities among channels are important because they can lead to the identification of related chemical structures that have activity against many related ion channels. These related chemical structures can then be modified to provide for the desired specificity against a particular ion channel target. Similarities among ion channels are also important because they can lead to side effects if a small molecule modulator is not appropriately targeted. Differences among ion channels are important because they provide the opportunity to develop specific, targeted therapies.

Our Approach to Ion Channel Drug Discovery and Development

Over the past decade, we have established an interdisciplinary environment that is designed to meet the challenges and complexities faced in ion channel drug discovery. Our capabilities include molecular biology and the use of complex functional assays, electrophysiology, medicinal and computational chemistry, bioanalytics, pharmacology and clinical development. We believe that this integrated set of capabilities enhances our ability to develop drug candidates that modulate ion channels for the treatment of a range of diseases with significant unmet medical need and commercial opportunity.

We utilize a target class approach to drug discovery. Whereas traditional drug discovery starts with the disease and seeks to identify potential intervention points, or drug targets, our target class approach starts with all potential ion channel targets and seeks to identify applications to the treatment of various diseases. We believe that our understanding of the ion channel genome and ability to apply this knowledge in a target class approach to drug discovery facilitates our identification of small molecule drug candidates with novel mechanisms of action and enhanced selectivity and specificity profiles. Moreover, because our drug discovery and development process screens for potential side effects at an earlier stage than some alternative approaches, we believe that this process enables us to identify small molecule drug candidates that may have a reduced risk of clinical failure and may shorten clinical development timelines.

Complementary to our target class approach is our expertise across the therapeutic areas that are the focus of our current research efforts. Not only do we have a deep understanding of the functional activity of our ion channel targets, but we also understand the role that these targets play in the relevant physiologic system. For example, much of our current research efforts are focused on disorders of the central and peripheral nervous system. To understand the role of ion channels in these systems and in the disease areas of interest to us, we have developed the capability to study our targets in a variety of in vitro and in vivo models. These models include cell-based assays, tissue-based assays, and complex animal models of seizure, memory and pain disorders. We combine our expertise in ion channel targets with our capabilities in systems-based biology and understanding of physiologic systems to identify attractive opportunities for therapeutic intervention.

Using our drug discovery and development approach, we have:

•	developed three clinical stage programs and one preclinical stage program with what we believe are novel chemical entities working through novel mechanisms of action;

•	established collaborations with four leading pharmaceutical companies; and

•	developed ongoing research stage programs spanning multiple and diverse therapeutic areas and providing us with a pipeline of compounds that modulate ion channel targets.

Our Strategy

Our goal is to become a fully-integrated biopharmaceutical company and a leader in the discovery, development and commercialization of novel small molecule drugs that modulate ion channel targets and address disease areas with significant unmet medical need and commercial potential. We intend to achieve this goal through the execution of our strategy, key elements of which are as follows:

Maximize the commercial potential of ICA-17043. We are focusing a significant portion of our business efforts on completing clinical trials of ICA-17043 for the treatment of sickle cell disease. We initiated a pivotal Phase III clinical trial of this drug candidate in the first quarter of 2005. If we are successful in developing and obtaining regulatory approval for the marketing of this product, we and McNeil have agreed to copromote ICA-17043 in the United States and share equally in the profits and losses from the commercialization of ICA-17043 in the United States and, if we elect to copromote in Canada, from the commercialization of ICA-17043 in Canada. McNeil is entitled to commercialize ICA-17043 outside the United States, including in Canada if we do not elect to copromote in that country, pursuant to an exclusive license and is required to pay us a royalty on net product sales.

Build and advance our product candidate pipeline. Through our ion channel drug discovery and development programs, we have created a pipeline of drug candidates that address diseases with significant unmet medical need and commercial potential across a range of therapeutic areas. We plan to aggressively pursue the development and commercialization of these drug candidates, including the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain. In addition, our collaborator Bristol-Myers Squibb initiated clinical development of a jointly discovered compound for atrial fibrillation in 2003. We believe that the breadth of our capabilities in ion channel drug discovery technology will enable us to continue to identify and develop additional drug candidates on an efficient and rapid basis. In addition to developing drug candidates internally, we continue to evaluate opportunities to in-license promising compounds and technologies.

Strengthen and expand our core ion channel drug discovery technologies and development capabilities. All of our drug candidates and research programs have resulted from our core ion channel drug discovery technologies. We have steadily built these technologies, which span the key disciplines of biology, chemistry and pharmacology, over a number of years. We intend to continue to invest in these core technologies, including our ion channel focused compound library, as the key to our future research programs and drug candidates. We also plan to augment our existing development team by adding personnel with experience in drug safety, regulatory affairs, statistical methods, project management and medical affairs.

Establish strategic alliances with leading pharmaceutical and biotechnology companies. We plan to selectively enter into new strategic alliances with leading pharmaceutical and biotechnology companies to assist us in advancing our drug discovery and development programs. We expect that these alliances will provide us with access to the therapeutic area expertise and research, development and commercialization resources of our collaborators as well as augment our financial resources. We believe that our expertise in ion channel drug discovery and development helps us to secure collaborations, such as our current collaborations with McNeil, Abbott, Bristol-Myers Squibb and Yamanouchi, on attractive terms. We expect that in some of these alliances we will seek to maintain rights in the development of drug candidates and the commercialization of drugs as part of our effort to build our internal clinical development and sales and marketing capabilities.

Establish specialized sales and marketing capabilities. We plan to retain United States marketing and sales rights or copromotion rights for our product candidates for which we receive marketing approvals in situations in which we believe it is possible to access the market through a focused, specialized sales force. For example, for ICA-17043 we believe that the community of hematologists who are the key specialists in treating sickle cell disease, and the medical facilities in which they practice, are sufficiently concentrated to enable us to effectively copromote to this market together with McNeil with a small internal sales force. For situations in which a large sales force is required to access the market and with respect to markets outside of the United States, we generally plan to commercialize our drug candidates through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

Clinical and Preclinical Programs

The following table summarizes key information about our and our collaborators’ product candidates that are in clinical trials and our principal preclinical program. All of the compounds in these programs are the result of our internal or collaborative research efforts. In all of these programs, we or our collaborators are developing small molecule drugs that target specific ion channels.

Product Candidate / Indication	Development Phase	Commercialization Rights	Status
Clinical Programs

ICA-17043 for sickle cell disease	Phase III	Icagen and McNeil	Pivotal Phase III clinical trial initiated in the first quarter of 2005

Bristol-Myers Squibb collaboration compound for atrial fibrillation	Phase I	Bristol-Myers Squibb	Single-dose escalation study in healthy volunteers completed in 2004; single-dose Phase I proof-of-concept study in human subjects initiated in 2004

Preclinical Programs

Lead compounds for epilepsy and neuropathic pain	Preclinical	Icagen	Preclinical studies in progress

Dementia, including Alzheimer’s disease	Advanced Preclinical	Yamanouchi	Advanced preclinical studies in progress

ICA-17043 for Sickle Cell Disease

Our most advanced drug candidate, ICA-17043, is a novel small molecule ion channel inhibitor that targets a particular potassium channel, called the Gardos channel, that is located on the membrane of red blood cells. We are developing ICA-17043 for the chronic prophylactic treatment of sickle cell disease. ICA-17043 is taken orally and is being developed for once-a-day dosing. ICA-17043 has received fast track designation and orphan drug designation from the U.S. Food and Drug Administration, or FDA. Fast track designation may allow for expedited review by the FDA and is granted to those proposed products that the FDA believes address life threatening conditions and that demonstrate the potential to address unmet medical needs. Orphan drug designation would preclude the FDA, subject to some exceptions, from approving another application to market the same drug for the same indication for seven years if ICA-17043 is the first drug that the FDA approves for this indication in the United States. We have retained the right to copromote and share equally in profits from the commercialization of ICA-17043 together with McNeil in the United States and, at our option, Canada.

Disease overview. Sickle cell disease is a chronic and debilitating genetic blood disorder, primarily affecting individuals of African descent, resulting in a variety of disease complications and a significantly shortened lifespan in the majority of patients. The genetic defect in sickle cell disease is a single point mutation in the DNA sequence coding for hemoglobin, the oxygen-carrying protein found in red blood cells. This genetic defect predisposes the hemoglobin molecules to polymerize into long chain-like structures under particular conditions, creating abnormal red blood cells. These abnormal red blood cells lose potassium ions along with chloride ions and water. These processes lead to the formation of dense and dehydrated red blood cells that may assume a characteristic “sickle” shape. There are also a variety of other abnormalities that occur in sickle cell disease, including damage to the red blood cell membrane, increased viscosity of the blood and abnormalities of blood vessels, that contribute to the disease.

One of the key pathways by which dehydration of red blood cells occurs in patients with sickle cell disease involves the Gardos ion channel. Although this channel is normally closed, in patients with sickle cell disease, the Gardos channel is open in some circumstances. The opening of the Gardos channel allows the outward flow of potassium ions from the cell, which is followed by an outward flow of chloride ions and water, contributing to the dehydration of the red blood cell. This dehydration contributes to an increase in the rate of polymerization of hemoglobin, leading to the formation of dense and, ultimately, sickled cells.

There are several clinical manifestations of sickle cell disease, including chronic anemia, the effects of chronic hemolysis, vaso-occlusive crises and chronic organ damage.

•	Chronic Anemia. The premature removal of abnormal red blood cells from the circulation of sickle cell disease patients results in anemia. Anemia is a condition in which there is a reduction in the level of hemoglobin or the number of red blood cells in the bloodstream, resulting in insufficient delivery of oxygen to cells, tissues and organs. The average lifespan of red blood cells in normal individuals is approximately 120 days, compared to 10 to 20 days in sickle cell disease patients. This shortened red blood cell lifespan results from the changes in shape, elasticity and cellular membrane integrity that occur in these patients. Symptoms that can result from this chronic anemia include reduced exercise tolerance, fatigue, shortness of breath and growth retardation.

In addition, chronic anemia is believed to lead to long-term complications that contribute to the difficult clinical course experienced by many patients. In particular, since each unit of blood in a sickle cell patient delivers less oxygen than in a normal person, chronic anemia places abnormal stress on the heart to pump more blood through the body. Over a period of years, this added stress on the heart can lead to heart failure. In addition, if the anemia is sufficiently severe, oxygen delivery to vital cells, tissues and organs can be compromised, a condition called chronic hypoxia. Chronic hypoxia causes a generalized impairment of growth and development as well as damage to multiple organs.

•	Chronic Hemolysis. Sickle cell disease results in the premature removal from the circulation and destruction of abnormal red blood cells, a process known as hemolysis. Hemolysis results in the release of particular substances into the bloodstream, including bilirubin, which is a breakdown product of hemoglobin, and, to a lesser extent, hemoglobin that is not contained within red blood cells, or free hemoglobin. Elevated levels of bilirubin in the circulation can cause jaundice, which results in a yellow discoloration of the skin and the white portion of the eyes, and lead to the formation of gall stones, which can result in disease of the gall bladder requiring surgical intervention. Elevated levels of free hemoglobin in the circulation have been associated with elevations in blood pressure, pulmonary hypertension, a frequent and potentially lethal complication in patients with sickle cell disease, and other abnormalities of the blood vessels.

•

Vaso-occlusive Crises. Vaso-occlusive crisis is the most well known clinical manifestation of sickle cell disease. Vaso-occlusive crisis is the result of a localized obstruction of blood flow. Obstruction of blood flow deprives cells, tissues and organs downstream of oxygen and vital nutrients. Vaso-occlusive crises result in severe pain, which often requires hospitalization, typically for several days. Acute treatment usually consists of intravenous hydration, supplemental oxygen and pain management. Vaso-occlusive crises most often affect the bones and muscles. Less frequently, but more dangerously, vaso-occlusive crises can affect vital organs, such as the lungs, brain, heart and kidneys. Multiple sickle cell crises are believed to be the primary cause of the organ system damage and significantly shortened lifespan typically seen in patients with sickle cell disease. Although the cause of vaso-occlusive crises has not been clearly established, factors that are believed to contribute to these episodes include dense and sickled red blood cells, abnormalities of the red blood cell membrane, increased viscosity of the blood and changes that occur in the blood vessels.

•	Chronic Organ Damage and Other Disease Complications. Patients with sickle cell disease suffer from chronic organ damage. Since the basic defect associated with the disease involves the circulatory system, and because the circulatory system supplies all tissues and organs with oxygen and vital nutrients, the disease can result in damage to virtually any organ system. Vital organs that are most often affected by the disease include the lungs, kidneys, spleen and heart. Other common disease complications include damage to the bones and joints, chronic leg ulcers and increased susceptibility to infections.

Market opportunity and current treatment. Sickle cell disease is the most common genetic disease among individuals of African descent and is prevalent worldwide according to information on the Washington University Physicians website. According to the American Medical Association, there are approximately 100,000 patients with sickle cell disease in the United States. In the United States, sickle cell disease affects approximately one in every 500 African-American births and one in every 1,000 to 1,400 Hispanic American births according to the National Institutes of Health. Approximately 1,000 children are born with sickle cell disease in the United States each year according to the Sickle Cell Disease Association of America. Screening programs have been established in most states to ensure that a child born with sickle cell disease receives prompt medical attention and parents receive counseling on caring for their child according to the Georgia Comprehensive Sickle Cell Center at Grady Health System.

Treatment options for patients with sickle cell disease are currently extremely limited. For patients with particularly severe disease, hydroxyurea, a cancer chemotherapeutic agent, is used on a chronic basis to reduce the incidence of vaso-occlusive crises. The mechanism of action of hydroxyurea is believed to include an increase in the production of a form of hemoglobin that is normally found in fetal life and that does not contain the sickle cell disease-causing genetic mutation. Despite its efficacy in some patients, hydroxyurea is associated with several potentially serious side effects, including suppression of the bone marrow and the immune system. As a result, physicians generally prescribe hydroxyurea only for those patients with the most severe disease, representing a small percentage of the total patient population in the United States according to the Sickle Cell Disease Association of America. Physicians may also consider the use of blood transfusions in some situations, either on an acute or a chronic basis. However, there are significant risks associated with frequent transfusions, including iron-overload, the transmission of blood-borne diseases and the development of antibodies to the transfused blood, all of which are potentially lethal. Physicians may consider bone marrow transplantation to treat sickle cell disease patients in select cases in which a suitable donor is available, but this treatment option carries a significant risk of morbidity or mortality.

ICA-17043

We are developing ICA-17043, which is an inhibitor of the Gardos channel, for the chronic treatment of sickle cell disease. We have evaluated ICA-17043 in multiple preclinical and clinical studies.

Preclinical Results. In preclinical studies, including in vitro assays using human red blood cells and in a mouse model of sickle cell anemia, ICA-17043:

•	blocked the Gardos channel in a selective and specific manner;

•	prevented the outward flow of potassium ions through the Gardos channel, thereby significantly reducing the loss of potassium ions, which in turn reduced the loss of chloride ions and water from red blood cells;

•	significantly reduced the formation of dense cells; and

•	demonstrated an acceptable safety and toxicity profile.

Phase I Trials. We completed a Phase I clinical trial program for ICA-17043 that involved a total of 127 study participants, including 99 healthy volunteers and 28 sickle cell disease patients. The Phase I program was designed to study ICA-17043 with regard to safety, dose, pharmacokinetics, metabolism and Gardos channel inhibition. Pharmacokinetics refers to the absorption into, distribution within and excretion from the body of a drug. We conducted five separate Phase I studies, including single dose escalation studies in both patients and healthy volunteers, as well as multiple dose, food effect and drug metabolism studies in healthy volunteers. In blood samples taken from both healthy volunteers and patients, ICA-17043 achieved dose-dependent Gardos channel inhibition. ICA-17043 demonstrated pharmacokinetic properties suitable for chronic therapy. The half- life of ICA-17043 in these trials was approximately 12 to 14 days. The drug was shown to have a favorable safety profile, with no drug-related serious adverse events. There was, however, a mild increase in the activity of a liver enzyme that is responsible for the metabolism of some other drugs. A mild increase in this enzyme could decrease somewhat the blood levels of other drugs, such as some contraceptives, erythromycin-type antibiotics and some cholesterol lowering drugs, when taken concurrently with ICA-17043. A similar, but more marked, effect is seen in other currently marketed drugs, and we do not consider this finding to be a concern with regard to the further development of ICA-17043. However, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in earlier clinical trials does not mean that subsequent trials will confirm the earlier findings.

Phase II Trial. In the first quarter of 2004, we completed a randomized, double-blind, placebo-controlled dose-range-finding Phase II clinical trial of the efficacy and safety of ICA-17043 in 90 patients with sickle cell anemia. The study was conducted at 19 academic medical centers across the United States. Male and female patients, 18 to 60 years of age, with a confirmed diagnosis of sickle cell anemia and a history of at least one vaso-occlusive crisis requiring hospitalization in the past were eligible for the study.

The study was comprised of three arms, consisting of approximately 30 patients each:

•	a 10 mg treatment arm, in which patients received a single 150 mg loading dose followed by a 10 mg daily dose;

•	a 6 mg treatment arm, in which patients received a single 100 mg loading dose followed by a 6 mg daily dose; and

•	a placebo arm.

In each arm of the study, eight of the approximately 30 patients were also receiving hydroxyurea therapy.

Efficacy assessments included changes in hemoglobin level, which was the primary study endpoint, red blood cell count, hematocrit, reticulocytes, dense red blood cells and two biochemical markers of hemolysis, bilirubin and LDH. Clinical assessments included rates of painful crises, time to painful crisis, chronic pain intensity score, maximum crisis morbidity rank and quality of life as measured by the SF-36 health status survey. We included these clinical parameters to help us assess the feasibility and logistics of these endpoints for use in our planned Phase III trial. However, this study was not powered to demonstrate statistical significance with respect to these clinical parameters. We also determined plasma concentrations of ICA-17043 and hydroxyurea and Gardos channel inhibition.

Our analyses of hemoglobin and other laboratory parameters compared baseline values with values measured at the end of the study period in each of the two active treatment arms and in the placebo arm. The efficacy assessments at the end of the study period were the average of the values measured at weeks 10 and 12, the last two weeks of the treatment period of the study. For the analysis, we used the placebo adjusted difference, which is the difference between the effect measured in the relevant active treatment arm and the effect measured in the placebo arm. In connection with our analysis of the data, we determined statistical significance based on a widely used, conventional statistical method that establishes the p-value of clinical results. A p-value indicates the likelihood that the measured result was obtained purely by chance. Under this method, a p-value of 0.05 or less is considered to indicate statistical significance.

We performed analyses on both an intent-to-treat basis and a per-protocol basis. The intent-to-treat analysis was based on the 88 patients from whom we collected any efficacy data with respect to the effect of treatment with ICA-17043. The per-protocol analysis was based on the 70 patients who completed the study and who took at least 80% of the study medication as determined by investigator pill count. The results from our analyses of efficacy assessments were similar between the intent-to-treat and per-protocol populations. We have presented data on our primary efficacy endpoint using the results of data from both the intent-to-treat and the per-protocol populations. All other data uses the results of data from only the intent-to-treat population.

The findings presented below with respect to hemoglobin and other laboratory parameters were dose-dependent. We have focused on describing the results obtained in the 10 mg treatment arm because patients in this arm obtained levels of ICA-17043 in the bloodstream that achieved near-complete Gardos channel inhibition and that we believe provide optimal therapeutic benefit. Our Phase III clinical trial calls for dosing study patients with a 10 mg daily dose of ICA-17043 following an initial loading dose of 160 mg administered over a four-day period. The results described below with regard to hemoglobin and other laboratory parameters were generally similar within treatment arms across patients who were both on and off hydroxyurea therapy. We believe that this finding suggests that ICA-17043 may have benefits both as a standalone therapy and when used in combination with hydroxyurea.

Primary Efficacy Endpoint

The primary endpoint was change in hemoglobin level. Hemoglobin level is a measure of the amount of hemoglobin per unit volume of blood and provides a measure of the ability of blood to transport oxygen to the tissues. Hemoglobin level is commonly used in clinical practice to assess the severity of anemic disorders and is one of the factors considered by physicians in determining whether to prescribe treatment, such as a blood transfusion, to patients with anemia, including sickle cell anemia. ICA-17043 demonstrated a dose-dependent and, in the 10 mg treatment arm, statistically significant increase in hemoglobin level as compared to the placebo arm.

The time course for the mean changes in hemoglobin from baseline for the three treatment arms is depicted in the following chart. The maximal change in hemoglobin was not seen until near the end of the 12-week treatment period in the 10 mg arm. Grams per deciliter (g/dL) is a commonly accepted laboratory measurement of hemoglobin level. The vertical bars at each point on the chart indicate the degree of variability, as measured by standard error, a commonly used statistical parameter, in the measurements of hemoglobin level associated with each point.

Mean Changes in Hemoglobin From Baseline During 12 Week

Treatment Period Intent-to-Treat Population

The following tables set forth an analysis of hemoglobin changes on an intent-to-treat and per-protocol basis in patients in the 10 mg treatment arm divided into three groups: (1) all patients; (2) patients receiving ICA-17043 with hydroxyurea; and (3) patients receiving ICA-17043 without hydroxyurea. The magnitude of the hemoglobin change was similar in all three groups for both analyses, with median changes somewhat higher, in general, than mean changes. The mean changes in both the group of all patients and the group of patients receiving ICA-17043 without hydroxyurea were statistically significant. We did not test statistical significance in the group of patients receiving ICA-17043 with hydroxyurea because of the small sample size. Increasing values are indicated with an upwards arrow.

Placebo Adjusted Difference in Hemoglobin Level

in the 10 mg Treatment Arm (g/dL)

	Intent-to-Treat Population
Group	Sample Size	Mean Baseline	Mean Difference	% Difference	Mean P-Value	Median Difference
All patients	31	7.97	0.67	8	<0.001	0.85
Patients receiving ICA-17043 with hydroxyurea	8	8.40	0.77	9	*	0.90
Patients receiving ICA-17043 without hydroxyurea	23	7.82	0.63	8	0.004	0.75

	Per-Protocol Population
Group	Sample Size	Mean Baseline	Mean Difference	% Difference	Mean P-Value	Median Difference
All patients	25	7.93	0.75	9	<0.001	0.83
Patients receiving ICA-17043 with hydroxyurea	4	8.64	0.67	8	*	0.90
Patients receiving ICA-17043 without hydroxyurea	21	7.79	0.84	11	<0.001	1.00

*	Due to the small sample size, we did not test these results for statistical significance.

For purposes of comparison, an increase in hemoglobin level of approximately 1.0 g/dL is generally consistent with the hemoglobin change resulting from the transfusion of one unit of blood. Based upon this metric, we believe that the increase in hemoglobin level seen in patients in the 10 mg treatment arm was clinically meaningful. We further believe that this increase in hemoglobin level is consistent with the predicted activity of ICA-17043 to decrease hemolysis and thereby improve anemia.

Secondary Efficacy Endpoints

We also measured other laboratory parameters as secondary efficacy endpoints to further evaluate the effect of ICA-17043 upon hemolytic anemia. The following table sets forth the placebo-adjusted results for patients in the 10 mg treatment arm. With respect to each of these parameters, ICA-17043 demonstrated a dose-dependent and, in the 10 mg treatment arm, statistically significant effect as compared to the placebo arm. With regard to most of these measurements, these effects were also statistically significant in the 6 mg treatment arm. In making each of these measurements, we applied the laboratory units commonly employed in measuring these parameters. Decreasing values are indicated with a downwards arrow; increasing values are indicated with an upwards arrow.

Placebo Adjusted Difference in the 10 mg Treatment Arm

	Intent-to-Treat Population
Parameter (units)	Mean Baseline(1)		Mean Difference		% Difference	Mean P-Value		Median Difference
Red blood cell count (106/µL)	2.56		0.31		12	<0.001		0.28
Hematocrit (%)	24.65		1.89		8	0.002		2.60

Reticulocytes (106/µL)	0.34	¯	0.06	¯	18	<0.001	¯	0.03
Dense red blood cells (106/µL)	0.18	¯	0.04	¯	22	0.008	¯	0.05
Indirect Bilirubin (mg/dL)	2.94	¯	1.30	¯	43	<0.001	¯	0.85
LDH (u/L)	509	¯	106	¯	21	0.002	¯	142

(1)	Baseline levels in the placebo arm were similar to those in the 10 mg treatment arm.

•	Red blood cell count and hematocrit. Red blood cell count and hematocrit, similar to hemoglobin level, are measures of the number of red blood cells and oxygen-carrying capacity of the blood. Red blood cell count and hematocrit are decreased in sickle cell anemia as a result of destruction of the abnormal red blood cells. Improvement in the hemolytic anemia would be expected to result in an increase in red blood cell count and hematocrit. We observed a 12% increase in red blood cell count and an 8% increase in hematocrit in the 10 mg treatment arm relative to the placebo arm.

•	Reticulocytes. Reticulocytes are immature red blood cells that are released from the marrow into the circulation. A high level of reticulocytes is seen in sickle cell anemia as the bone marrow attempts to compensate for red blood cell destruction by increasing production of new red blood cells. Improvement in the hemolytic anemia would be expected to result in a decrease in reticulocytes. We observed an 18% reduction in reticulocytes in the 10 mg treatment arm relative to the placebo arm.

•	Dense red blood cells. Dense red blood cells are those red blood cells that have become dehydrated and are believed to result in the formation of sickle cells. We observed a 22% reduction in the formation of dense red blood cells in the 10 mg treatment arm relative to the placebo arm.

•	Indirect bilirubin and lactate dehydrogenase (LDH). Indirect bilirubin and LDH are biochemical markers of red blood cell destruction and are elevated in sickle cell anemia as a result of premature destruction of the abnormal red blood cells. Improvement in the hemolytic anemia would therefore be expected to result in a decrease in indirect bilirubin and LDH. We observed a 43% reduction in indirect bilirubin and a 21% reduction in LDH in the 10 mg treatment arm relative to the placebo arm.

We believe that these results collectively are consistent with the predicted activity of ICA-17043 to decrease hemolysis and thereby improve anemia.

Clinical Endpoints

This Phase II clinical trial was designed to determine whether ICA-17043 decreased hemolysis and improved anemia; it was not designed or powered to detect changes in clinical endpoints such as vaso-occlusive crisis rate. Such an event-based study requires a larger trial size, a longer treatment period and enrollment of patients who have a history of more vaso-occlusive crises than those enrolled in our Phase II clinical trial. However, to gain experience for our Phase III clinical trial of ICA-17043, we measured a selected number of clinical endpoints in our Phase II clinical trial, including vaso-occlusive crisis rate and time to first crisis. Patients enrolled in our Phase II clinical trial historically had a relatively low frequency of vaso-occlusive crises, with only 44 patients, or approximately half of the intent-to-treat group, reporting a history of two or more vaso-occlusive crises during the one year period prior to enrollment. We did not observe a significant difference across treatment arms with regard to vaso-occlusive crisis rate. In all arms, median time to first crisis was greater than the 12-week treatment period.

We subsequently performed a post-hoc subgroup analysis on the 44 patients with a history of two or more vaso-occlusive crises in the year prior to enrollment. We analyzed this subgroup because we expected to enroll patients who meet this criterion in our planned Phase III clinical trial. We intend to enroll such patients because we believe that patients with a history of more frequent vaso-occlusive crises will be required to identify a difference, if one is present, between ICA-17043 and placebo with regard to vaso-occlusive crisis rate. In the post-hoc analysis that we performed with respect to this small subgroup of patients in our Phase II clinical trial, we used both raw crisis rates and crisis rates that were adjusted according to a commonly accepted statistical technique to account for the effect of a few significant outliers. In both the raw and adjusted data analyses, we observed a lower vaso-occlusive crisis rate in both the 10 mg and the 6 mg treatment arms relative to the placebo arm. Because of the small sample size, we did not test these results for statistical significance.

Other clinical endpoints in the Phase II clinical trial that we measured included chronic pain intensity score, maximum crisis morbidity rank, which is a measure of crisis seriousness, and quality of life as measured by the SF-36 health status survey. The level of pain among patients in this study was low, averaging slightly greater than 2.0 on a 0 to 10.0 point scale. We did not identify a statistically significant difference among treatment groups with regard to chronic pain intensity or maximum crisis morbidity rank. The SF-36 survey contains two summary measures, a physical well-being component and a mental well-being component. In the physical well being component of the SF-36 survey, we noted a small but statistically significant change (p=0.007) favoring placebo over the 10 mg treatment arm but not the 6 mg treatment arm. We did not observe any significant differences across treatment arms in the corresponding mental well-being component of the SF-36 survey.

Safety and Tolerability

ICA-17043 was well tolerated in both of the active treatment arms. There were no serious adverse events that were attributed to ICA-17043. The only adverse events that were dose-related and occurred more frequently in the active treatment arms than in the placebo arm were diarrhea and nausea. No patients elected to discontinue treatment with ICA-17043 prematurely as a result of these events.

Notwithstanding the results of our Phase II clinical trial, no assessment of the efficacy or safety of ICA-17043 or any product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Moreover, the primary clinical endpoint of our planned Phase III clinical trial of ICA-17043 is not the same as the primary clinical endpoint of our Phase II clinical trial of this product candidate. Success in preclinical studies or completed clinical trials does not mean that subsequent clinical trials will be successful.

Open Label Extension Study. We are currently conducting an open label extension study to evaluate further the long-term safety and efficacy of ICA-17043 for a period of up to an additional year beyond the Phase II study period. Following completion of the Phase II treatment period, patients were offered the opportunity to enroll in the open label extension study, provided the study site had previously obtained investigational review board approval for such extension study. Of the 56 patients eligible to enroll in the open label extension study, 44, or 79%, elected to do so. We expect to complete this study in the first half of 2005.

Phase III Trial. Our pivotal Phase III clinical trial of ICA-17043 for the chronic treatment of sickle cell disease is designed to be a randomized, double-blind, placebo-controlled study in 300 patients. Patients are eligible for the study if they have a diagnosis of sickle cell disease, are between the ages of 16 and 65 and have a history of at least two vaso-occlusive crises requiring a visit to a medical facility in the year prior to enrollment. The protocol provides for patients to be randomized into one of two arms, consisting of approximately 150 patients each:

•	an ICA-17043 treatment arm, in which patients receive a loading dose of 160 mg administered over a four-day period followed by a 10 mg daily dose; or

•	a placebo arm.

The protocol allows for the enrollment of up to 150 patients who are concurrently taking hydroxyurea and for equal distribution of patients taking hydroxyurea between the ICA-17043 and placebo arms. Under the study protocol, patients are to be treated for a period of one year.

The primary endpoint for this study is vaso-occlusive crisis rate in the ICA-17043 arm versus vaso-occulsive crisis rate in the placebo arm. We chose vaso-occlusive crisis rate as our primary endpoint based upon two primary considerations. First, vaso-occlusive crises are believed to be the primary factor contributing to the significant morbidity and mortality associated with sickle cell disease. In addition, a reduction in vaso-occlusive crisis rate was the primary basis for the approval by the FDA of hydroxyurea, the only drug currently approved for the treatment of this disease. We also intend to evaluate a number of other endpoints, including many of those, such as hemoglobin level, analyzed in our Phase II clinical trial.

We plan to conduct the study at approximately 60 sites across the U.S. and in selected other countries. We initiated the Phase III clinical trial in the first quarter of 2005. The study design includes an interim analysis by an independent data monitoring committee.

The FDA has accepted the study protocol and statistical analyses for this pivotal Phase III clinical trial. Although the FDA typically requires a minimum of two well-controlled Phase III clinical trials as the basis for approval, we believe that a single Phase III pivotal trial of ICA-17043 will be sufficient to serve as a basis for approval of a New Drug Application, or NDA, if the trial results are sufficiently persuasive. Our belief is based upon the size of this trial, the size of the orphan patient population, the fact that hydroxyurea was approved for the treatment of sickle cell disease on the basis of a single pivotal trial and our discussions with the FDA. The FDA has advised us that the acceptance of a single study as a sufficient basis for approval for a new indication would depend upon the strength of the data considering several factors, including internal consistency across study subsets, evidence of an effect on multiple endpoints and statistically very persuasive results.

In addition to the pivotal Phase III clinical trial, we have also conducted, are conducting or plan to conduct other clinical trials of ICA-17043. In particular, we recently conducted a bioavailability study to support the use of a 10 mg oral tablet for Phase III trials. In addition, we plan to conduct studies to provide supportive data for approval in pediatric patients, including a pediatric pharmacokinetic and tolerability study and a pediatric efficacy study. Finally, we have initiated the FDA-required two-year rodent carcinogenicity studies.

McNeil Collaboration. In June 2004, we entered into collaboration and copromotion agreements with McNeil to develop and commercialize ICA-17043 for the treatment of sickle cell disease. Subject to satisfactorily completing clinical development and receiving required regulatory approvals, we and McNeil plan to copromote

ICA-17043 in the United States and share equally in the profits and losses from the commercialization of ICA-17043 in the United States and, if we elect to copromote in Canada, from the commercialization of ICA-17043 in Canada. McNeil is entitled to commercialize ICA-17043 outside the United States, including in Canada if we do not elect to copromote in that country, pursuant to an exclusive license and is required to pay us a royalty on net product sales. ICA-17043 has received fast track designation and orphan drug designation from the FDA. Please see “Our Collaborations—McNeil” for a discussion of our collaboration with McNeil.

Lead Compounds for Epilepsy and Neuropathic Pain

We have identified lead compounds that target a potassium channel located primarily on the membrane of nerve cells, or neurons, present in particular regions of the central and peripheral nervous system. We are developing these compounds for the treatment of epilepsy and neuropathic pain. We have retained all worldwide rights to these compounds.

Lead Compounds for Epilepsy

Disease overview. Epilepsy is a disorder characterized by episodic abnormal electrical activity in the brain resulting in seizures. There are many causes of epilepsy, including a history of trauma to the brain, tumor, bleeding, metabolic conditions and genetic conditions. There are three principal types of epilepsy, including:

•	partial seizures, which affect a portion of the brain;

•	generalized seizures, which affect the entire brain; and

•	absence seizures, a type of generalized seizure that results in temporary loss of consciousness.

Regardless of the underlying cause or the specific type of seizure activity, seizures are the result of abnormal excitability of neurons in the brain that generate and transmit electrical impulses inappropriately.

Electrical impulses are generated within and between neurons as a result of ion movements across cell membranes. During an epileptic seizure there may be an imbalance of ion channel activity due to, or leading to, an imbalance in electrical activity in various neurons in specific regions of the brain. By reducing abnormal neuronal excitability through the modulation of ion channels, drugs may prevent seizures.

The ion channel target for the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain is one of the potassium ion channels responsible for determining the excitability of neurons in the central and peripheral nervous system. This channel is highly expressed in the central nervous system, including regions linked to seizure disorders, such as the cortex, hippocampus and thalamus. When this channel is activated, it permits the flow of positively charged potassium ions out of the nerve cells in which these channels reside, thereby making the resting membrane potential inside these cells more negative. This more negative resting membrane potential decreases the electrical excitability of the nerve cell, thereby decreasing the likelihood for inappropriate or excessive electrical signals, such as those which occur during epileptic episodes. Genetic evidence also suggests a role for this channel in maintaining an appropriate negative resting membrane potential in nerve cells. Specifically, a rare genetic mutation in which this channel is not able to open properly has been linked to a syndrome involving convulsions in infancy.

Market opportunity and current treatment. Epilepsy represents a large and growing market opportunity. According to the Epilepsy Foundation, there is an estimated prevalence of 2.5 million patients in the United States, with approximately 180,000 new cases diagnosed in the United States each year. Sales of drugs currently marketed for the treatment of epilepsy totaled approximately $6.9 billion in the United States during 2003, according to IMS Health. These sales included prescriptions of these drugs for both epilepsy and other indications, including neuropathic pain. Despite the variety of drugs currently available, approximately one-third of the epilepsy patient population remains resistant to currently available medical treatment according to Brain, a journal of neurology.

Drugs currently approved for the treatment of epilepsy include Neurontin, Depakote, Topamax, Lamictal, Keppra and Tegretol. These drugs are believed to work through a variety of mechanisms, including inhibition of sodium ion channels and enhancement of an inhibitory neurotransmitter named GABA. Some drugs are more effective against some types of epilepsy than others, and individual therapy must be tailored to the particular patient. Many patients require combination therapy to adequately control seizure activity. Each of these drugs is associated with side effects, such as dizziness, drowsiness, fatigue, nausea and depression as well as mood, attention and sleeping disorders, which limit their utility in the treatment of many patients. For patients who are resistant to pharmaceutical treatment, implantable devices or surgery are sometimes considered as therapeutic options. Although such devices or surgery may be effective for some patients, invasive treatment options carry the risk of bleeding, infection or other complications, are generally reserved for a small subset of severely ill patients and are usually used only after medical therapy has failed.

Lead Compounds for Neuropathic Pain

Disease overview. Neuropathic pain is a particularly severe form of chronic pain that results from damage to the peripheral nervous system. Damage to the nervous system can result in neurons that are highly sensitized and that can produce pain in response to stimuli that would normally not be perceived as painful. The most common causes of neuropathic pain include diabetes and shingles, both of which are conditions in which there is damage to the peripheral nerves. Though rare, neuropathic pain may also be produced by damage to the central nervous system, particularly regions of the brain and spinal cord that are part of the normal pain pathways, including the thalamus. Neuropathic pain is often severe and notoriously unresponsive to standard pain treatments.

The ion channel target for the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain is expressed in the central and peripheral nervous system in pain pathways, including in sensory nerve cells such as the dorsal root ganglia. Near the spinal cord, the dorsal root ganglia collect and integrate pain impulses from the peripheral nerves. We believe that activation of this ion channel may reduce the excessive neuronal excitability that contributes to the sensation of neuropathic pain.

Market opportunity and current treatment. According to EP Publication, a service of WWMR, Inc., neuropathic pain has an estimated prevalence of at least 2.5 million patients in the United States. A variety of drugs are used for the treatment of neuropathic pain, including some anticonvulsants, tricyclic antidepressants and antiarrhythmics. Based on data provided by Navigant Consulting, we estimate that annual sales of drugs used for the treatment of neuropathic pain will reach approximately $1.1 billion worldwide in 2004.

Many anticonvulsants, such as Neurontin, Depakote and Lamictal, that were initially developed for the treatment of epilepsy have subsequently been demonstrated to be effective in other disorders of the central and peripheral nervous system, including neuropathic pain, bipolar disorder and migraine headache. Despite the availability of several such drugs, neuropathic pain remains a poorly treated condition. According to the International Association for the Study of Pain, Neurontin is the drug most commonly prescribed for this condition, but is effective in only approximately 30% of patients. In addition, anticonvulsant drugs are associated with a number of side effects, as noted above. According to the International Association for the Study of Pain, tricyclic antidepressants, such as Amitriptyline, and antiarrhythmics, such as Mexiletine, also have limited efficacy. The use of antidepressants and antiarrhythmics is limited by their side effects, which may include sedation, nausea and dizziness.

Recently, two additional agents, Cymbalta, an anti-depressant, and Lyrica, a compound under development for the treatment of epilepsy, have been approved by the FDA for the treatment of specified types of neuropathic pain. In clinical trials, the most common side effects associated with Cymbalta included nausea, somnolence, dizziness, dry mouth, constipation, hyperhidrosis, decreased appetite and asthenia, while those associated with Lyrica included dizziness, somnolence, dry mouth, peripheral edema, blurred vision, weight gain and difficulty with attention. In addition, Lyrica will be labeled as a “controlled substance” by the FDA, and is therefore subject to a number of restrictions regarding its distribution and use.

Lead Compounds. Our lead compounds target a particular potassium ion channel that is expressed in the central nervous system, including regions linked to seizure disorders such as the cortex, hippocampus and thalamus, and in pain pathways in the central and peripheral nervous system. In preclinical studies, these compounds:

•	increased the activity of the target potassium channel in a selective and specific manner in vitro, thereby increasing the outflow of positively charged potassium ions from the nerve cell and decreasing excessive electrical activity;

•	demonstrated broad spectrum anti-epileptic activity, including activity in animal models of partial seizures, generalized seizures and treatment-resistant seizures; and

•	demonstrated activity in several animal models of neuropathic pain, including the Chung model, which is one of the most predictive models of neuropathic pain.

However, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical studies does not mean that subsequent clinical trials will confirm the earlier findings.

In 2004, we completed an initial Phase I human clinical trial of ICA-69673, which was our most advanced lead compound in this program. This trial was a single dose escalation study in healthy volunteers. In this study, ICA-69673 demonstrated an acceptable safety and toxicity profile and pharmacokinetics consistent with the potential for once-a-day or twice-a-day oral dosing. In the first quarter of 2005, we conducted a multiple-dose safety, tolerability and pharmacokinetic study of ICA-69673. Results of this study did not support the continued clinical development of ICA-69673 for the chronic oral treatment of epilepsy and neuropathic pain. As a result, at this time, we have decided not to pursue the further clinical development of this compound. We are currently performing preclinical studies on our other lead compounds in order to select a backup compound to advance into clinical development.

Bristol-Myers Squibb Collaboration Compound for Atrial Fibrillation

The Bristol-Myers Squibb atrial fibrillation compound is a small molecule ion channel inhibitor that we discovered in collaboration with Bristol-Myers Squibb. This compound targets a particular potassium channel located primarily on the membrane of atrial cardiac muscle cells. Bristol-Myers Squibb is developing this compound for the chronic treatment of atrial fibrillation. The Bristol-Myers Squibb atrial fibrillation compound is taken orally and is being developed for once-a-day or twice-a-day dosing. We have granted Bristol-Myers Squibb worldwide exclusive rights to this compound pursuant to a license under which we are entitled to payments if specified development and regulatory milestones are achieved. We are also entitled to royalties on net product sales.

Disease overview. Atrial fibrillation is a common cardiac disorder characterized by rapid and unsynchronized activity, or fibrillation, within the upper chambers of the heart, called the cardiac atria. Atrial fibrillation may cause three primary disease complications:

•	a very rapid ventricular heart rate, which can potentially be life-threatening;

•	a reduction in the amount of blood pumped by the heart to the body, called cardiac output, which can result in complications such as low blood pressure, shortness of breath, fainting and heart failure; and

•	the formation of blood clots in the atria, which can result in life-threatening complications, including stroke and pulmonary embolism.

The heart is comprised of electrical conducting cells and muscle cells, called myocytes. Under normal circumstances, the electrical conducting cells send a synchronized electrical signal to the myocytes, providing for coordinated contraction and well timed blood flow through the heart. Failure of the electrical impulse to be transmitted normally through the electrical conducting cells or the myocytes can result in an irregular heart rhythm, called an arrhythmia, such as atrial fibrillation.

All myocytes cycle through a period of contraction followed by a period of relaxation, corresponding to the contraction and relaxation of the heart. At the level of the myocyte, this cycle is controlled by electrical currents, which are in turn controlled by the activity of ion channels. The electrical charge inside the myocyte is negative in the resting state. Upon receiving an electrical stimulus from either an electrical conducting cell or another nearby myocyte, there is a sudden influx of sodium and calcium into the myocyte. This influx of positively charged ions generates an electrical signal, called an action potential, which triggers a sequence of events that culminates in contraction of the myocyte. Following sodium and calcium influx and myocyte contraction, there is a period of time, called the refractory period, during which the myocyte is not capable of conducting another action potential or of contracting. Eventually the opening of potassium channels permits the passage of potassium out of the myocyte, resulting in the re-establishment of a negative electrical charge inside the cell. Once the electrical charge inside the myocyte has thus been reset to a negative potential, the myocyte again becomes capable of generating another action potential and of contracting. The refractory period thus serves a critical role in preventing overly rapid stimulation of the myocytes.

In atrial fibrillation, there is a disruption in the normal transmission of the cardiac impulse such that it is not transmitted evenly throughout the cardiac atria. As a result, there is not a well-coordinated period of excitation followed by a period of relaxation. Instead, multiple aberrant currents are transmitted through the atria simultaneously, resulting in unsynchronized activity. These multiple aberrant currents can be reduced or eliminated by extending the refractory period of the atrial myocytes such that they are unable to respond to the aberrant signals, but only to the normal signal. At the cellular level, the refractory period can be extended by the inhibition of those potassium channels that are responsible for re-establishing the negative electrical charge inside the myocyte. The difficulty historically in pursuing this treatment approach has been that many drugs that are effective in prolonging the refractory period in the atria also do so in the ventricles, because they target ion channels that are expressed broadly throughout the heart. While prolonging the refractory period of the atria could potentially prevent atrial fibrillation, prolonging the refractory period in the ventricles can result in severe complications, including torsade de pointes, an often lethal arrhythmia.

In collaboration with Bristol-Myers Squibb, we identified several compounds that block a particular potassium ion channel target that is selectively expressed in atrial myocytes but not in ventricular myocytes. Moreover, in human tissue preparations, inhibition of this potassium ion channel extended the refractory period in atrial myocytes, but not in ventricular myocytes. Therefore, we believe that this potassium channel represents a potential target for the treatment of atrial fibrillation.

Market opportunity and current treatment. Atrial fibrillation is the most common persistent cardiac arrhythmia, with an estimated prevalence of 2.2 million patients in the United States according to the Journal of the American College of Cardiology, and approximately 160,000 new cases diagnosed in the United States each year according to the North American Society on Pacing and Electrophysiology. Atrial fibrillation is associated with aging, with approximately 9% of all individuals over the age of 80 affected by the disorder based on data from the National Institutes of Health.

There are two alternative treatment strategies for patients with atrial fibrillation:

•	control of the ventricular heart rate and anticoagulation; and

•	restoration of the normal cardiac rhythm.

The first treatment strategy is directed at treating the complications of atrial fibrillation, primarily a rapid ventricular heart rate, decreased cardiac output and the risk of blood clot formation. Physicians use a variety of drugs, including beta blockers, calcium channel blockers and digitalis, to control the ventricular heart rate response to atrial fibrillation and improve cardiac output. These drugs are associated with a number of side effects, including lowered blood pressure, fatigue and depression. Because the underlying cardiac rhythm with these treatments remains atrial fibrillation, physicians must also use anticoagulants, such as warfarin, to prevent the formation of blood clots in the atria. The utility of this treatment approach is limited by (1) the risk of bleeding complications associated with anticoagulation therapy, which must therefore be closely monitored by blood tests, and (2) suboptimal improvement in cardiac output.

An alternative treatment strategy is directed at restoration of the normal cardiac rhythm. If it can be accomplished safely, restoration of the normal cardiac rhythm is preferable to management through anticoagulation and control of the ventricular heart rate. Restoring normal cardiac rhythm avoids the risks associated with anticoagulation therapy and often results in a more significant improvement in cardiac output. Currently available antiarrhythmic drugs for the conversion of atrial fibrillation to the normal cardiac rhythm include dofetilide, amiodarone and sotalol. In addition, the normal cardiac rhythm can also be restored through the application of an electrical shock to the chest wall or directly to the heart, called electrical cardioversion.

Many currently available therapeutic options for restoring normal cardiac rhythm are associated with potentially serious side effects. Because many currently available antiarrhythmic drugs lack specificity for atrial myocytes, they may induce life-threatening arrhythmias in the ventricles, including torsade de pointes, which can occur in as many as 1 to 5% of patients treated with some of these medications according to Basic & Clinical Pharmacology. In addition, many of these drugs are also associated with other potentially serious side effects. For example, amiodarone, one of the more commonly used drugs, has been associated with serious pulmonary and hepatic toxicity as well as thyroid abnormalities. Electrical cardioversion must be performed in the hospital setting under heavy sedation or anesthesia, or in the cardiac catheterization laboratory. Without ongoing medical therapy to prevent the recurrence of atrial fibrillation, many patients will relapse into atrial fibrillation following electrical cardioversion. Interventional treatments, such as ablation therapy or surgery, are also used, though rarely, for the treatment of atrial fibrillation. Thus, there is a significant unmet medical need for a safe and effective drug to restore and maintain normal cardiac rhythm in patients with this disorder.

Bristol-Myers Squibb atrial fibrillation compound. The Bristol-Myers Squibb atrial fibrillation compound, developed by Bristol-Myers Squibb in collaboration with us, targets a particular potassium ion channel that is selectively expressed in human atrial myocytes, but not in human ventricular myocytes. In preclinical studies conducted by us, Bristol-Myers Squibb or jointly by the parties, this compound:

•	extended the refractory period in atrial myocytes in vitro without affecting that of ventricular myocytes;

•	did not increase the incidence of life threatening ventricular arrhythmias, such as torsades de pointes, in animal studies, as do many antiarrhythmic drugs currently used for the conversion of atrial fibrillation to the normal cardiac rhythm; and

•	demonstrated an acceptable safety and toxicity profile.

However, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical studies does not mean that subsequent clinical trials will confirm the earlier findings.

In 2004, Bristol-Myers Squibb completed a Phase I human clinical trial of the Bristol-Myers Squibb atrial fibrillation compound. The trial was a single-dose escalation study in healthy volunteers. We understand that in this study the compound demonstrated an acceptable safety and toxicity profile. We further understand that Bristol-Myers Squibb initiated a single-dose Phase I proof-of-concept study in human subjects in 2004.

Dementia, Including Alzheimer’s Disease

We have collaborated with Yamanouchi to discover small molecule ion channel inhibitors that target a particular potassium channel located primarily on the membrane of neurons in the hippocampus, a region of the brain that has been demonstrated to be important in the formation of memories. Yamanouchi is developing these compounds for the chronic treatment of memory loss associated with aging, such as occurs in dementia, including Alzheimer’s disease. Yamanouchi recently selected one of these compounds for advanced preclinical studies. Yamanouchi holds worldwide exclusive rights to these compounds pursuant to a license under which we are entitled to payments if specified development and regulatory milestones are achieved. We are also entitled to royalties on net product sales.

Disease overview. The two most common conditions involving dementia are Alzheimer’s disease and benign senile dementia. A prominent feature of dementia is memory loss. Alzheimer’s is a chronic debilitating disease, with patients suffering from a progressive dementia over a number of years, ultimately resulting in severe incapacitation and a shortened lifespan. Benign senile dementia is associated with the aging process, varies in severity and may be a precursor to Alzheimer’s disease. While the causes of Alzheimer’s disease and benign senile dementia are currently not well understood, it is widely recognized that particular regions of the brain, including the hippocampus, may play a central role in memory.

The brain is comprised of a complex network of neurons that enable memory, sensation, emotion and other cognitive functions. Neurons are highly specialized cells that are capable of communicating with each other through biochemical transmission across junctions called synapses. For this communication to occur, neurons secrete chemicals, known as neurotransmitters, that bind to receptors on neighboring neurons. Coordinated communication across synapses is essential for the formation of memories.

Several classes of ion channels play a critical role in both the activation of neurons and in the secretion of neurotransmitters across synapses. In particular, some classes of potassium ion channels, sodium ion channels and calcium ion channels have been shown to be critical in the cascade of events that leads to the secretion of neurotransmitters in key regions of the brain associated with memory, including the hippocampus. We believe that some of these channels may be important in the process of memory formation and retention.

Market opportunity and current treatment. Dementia, including Alzheimer’s disease, represents an area of significant unmet medical need. According to the Alzheimer’s Association, there are approximately 4.5 million Alzheimer’s disease patients in the United States. According to Harrison’s Principles of Internal Medicine, approximately 10% of all people over the age of 70 have significant memory loss; in more than half the cause is Alzheimer’s disease. The total cost to the healthcare system of Alzheimer’s disease is estimated at more than $100 billion per year in the United States, according to the Alzheimer’s Association. Despite their limited efficacy, the market for drugs used in the treatment of Alzheimer’s disease is significant, with estimated sales exceeding $1.1 billion in the United States during 2003, according to IMS Health. Benign senile dementia represents another substantial market opportunity, with no drugs currently approved for this disorder.

Drugs currently used for the treatment of Alzheimer’s disease include Aricept, Reminyl and Exelon. The primary shortcoming of these drugs is their limited efficacy. Each of the currently marketed drugs benefits a relatively small proportion of patients, in whom the effects tend to be limited according to Harrison’s Principles of Internal Medicine. Additionally, each of these drugs has significant side effects, including nausea, vomiting, diarrhea, slow heart rate, dizziness and insomnia.

Lead Compounds. The compounds being developed as a result of our collaboration with Yamanouchi target a particular potassium ion channel that is expressed at high levels in regions of the brain that are central to the formation and retention of memories, including the hippocampus. In preclinical studies conducted by us, Yamanouchi or jointly by the parties, these compounds:

•	enhanced electrical activity in these regions of the brain, in animal brain slice recordings; and

•	improved the formation and retention of memories in animal models of age-related memory loss, including in animal models standard in the pharmaceutical industry for assessing memory and learning.

However, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical studies does not mean that subsequent clinical trials will confirm the earlier findings.

Research Programs

We believe that many of the ion channel targets we have identified offer opportunities to discover and develop novel therapies for a wide range of human diseases. We are currently pursuing research programs in three principal areas: pain disorders, glaucoma and inflammatory disorders. In each of these programs we have identified multiple validated ion channel targets and compounds with demonstrated in vitro and, in many cases, in vivo activity. We intend to initiate new research programs in disease areas in which we believe that our approach offers clinically meaningful therapeutic advantages and for which there is a significant unmet medical need and commercial opportunity.

Pain Disorders

Scientific Overview. Pain disorders are classified into several categories based upon their cause. Neuropathic pain is a particularly severe pain disorder that results from damage to the central and peripheral nervous system. Inflammatory pain results from the effects of inflammatory mediators and cellular debris that are released into surrounding tissues as the immune system is activated, whether appropriately to fight infection, or inappropriately, such as in auto-immune disorders, including rheumatoid arthritis. Both neuropathic pain and inflammatory pain are types of chronic pain.

Ion channels play an important role in the detection, transmission and cognitive recognition of pain signals. Ion channels are critical at each step in the pain pathway, including the detection of local stimuli, the transmission of the electrical impulses to the brain and the interpretation of electrical impulses as pain signals. The underlying mechanism through which ion channels are involved in the sensation of pain is through the modulation of the level of excitability of specialized nerve cells in the pain pathway. Consequently, we believe that by selectively modulating particular ion channels in the pain pathway, the detection, transmission or cognitive recognition of pain can be reduced.

Program Status. We have identified several ion channel targets that are expressed in pain pathways in both the central and peripheral nervous system. For several of these targets, we have identified lead compounds with in vivo efficacy in animal models of pain disorders. With respect to one of these targets, we are collaborating with Abbott in a program which was initiated in 2001. We are pursuing the balance of our pain targets through our internal research efforts.

Glaucoma

Scientific Overview. Glaucoma is one of the leading causes of vision loss worldwide according to the Howard Hughes Medical Institute. The disease is most often associated with an increase in the pressure within the front portion, or anterior chamber, of the eye. This increased intraocular pressure compresses the optic nerve, ultimately leading to atrophy of the nerve and compromise of the visual fields. Intraocular pressure is determined by the balance between the inflow of fluid into and the outflow of fluid from the anterior chamber.

We believe that ion channels play a role in maintaining this balance of inflow and outflow and, therefore, may participate in regulating intraocular pressure. A variety of ion channels are expressed in tissues that are involved in maintaining this fluid balance. These ion channels may be involved in either the secretion of fluid into or the outflow of fluid from the anterior chamber. Additionally, ion channels may be involved in regulating contraction or relaxation of eye tissues, leading to increased fluid outflow from the anterior chamber. Consequently, we believe that selective modulation of particular ion channels in inflow and outflow pathways of the anterior chamber may reduce intraocular pressure.

Program Status. We have profiled the distribution of all human ion channels known to us in the pathways involved in fluid inflow and outflow of the anterior chamber of the human eye. We have found that both pathways express an extensive and distinctly different array of ion channels. Based upon our knowledge of the physiology and likely roles of these ion channels, we have selected particular ion channels as potential drug targets because we believe that they have potential therapeutic utility in the treatment of glaucoma. We have identified lead compounds that block an ion channel target and that lower intraocular pressure in an animal model of glaucoma. We are currently in the process of optimizing these lead compounds and developing a formulation for topical delivery.

Inflammatory Disorders

Scientific Overview. Inflammation is a reaction of the body to actual or perceived injury and is characterized by pain, heat, redness and swelling in the affected area. Under normal circumstances inflammation is a protective response, the goal of which is to eliminate both the initial cause of injury, such as bacteria or toxins, and the consequences of such injury, such as dead cells and tissues. However, if triggered or directed inappropriately, the inflammatory response can itself become harmful, leading to cell, tissue and organ destruction. Examples of such inappropriate or pathologic inflammation include some of the most common and disabling diseases, such as rheumatoid arthritis, Crohn’s disease, lupus, psoriasis, asthma and chronic bronchitis. Although several different diseases and mechanisms can trigger the inflammatory response, the underlying process in each of these diseases is closely related, involving a number of different inflammatory cell types and chemical signaling factors.

Ion channels may play a key role in either the activation or modulation of the inflammatory response. For example, the activation of T-lymphocytes, an important cell type in this response, is believed to involve the influx of calcium into these cells through specialized ion channels. We believe the opening and closing of ion channels may modulate the movement of some immune system cells to the site of inflammation, the release of chemical signaling factors from immune system cells and the proliferation of these cells in response to activation of the immune system.

Program Status. We have completed profiling the distribution of all human ion channels known to us in various cells of the immune system. As a result, we have identified several ion channel targets that are expressed at high levels in some immune system cells and that may play an important role in modulating the inflammatory response. We have discovered compounds that are active in vitro against some of these targets, leading to decreases in calcium entry into immune system cells, decreases in immune system cell proliferation, decreases in immune system cell migration into tissues and other measures of inflammatory responses. We have also demonstrated effects of our compounds in animal models of inflammatory diseases.

Our Ion Channel Drug Discovery Technologies

We have established an integrated set of core technologies for the discovery of drugs that act upon ion channel targets. Our technologies broadly cover the key disciplines of importance to ion channel drug discovery, including molecular biology, electrophysiology, high throughput screening, chemistry, bioanalytics and pharmacology. Key elements of our core ion channel drug discovery technologies include the following:

Comprehensive Library of Ion Channel Genes

As the foundation of our ion channel focused drug discovery efforts, we have cloned over 300 human ion channel genes, which we believe represent substantially all of the human ion channel genome. We have an extensive collection of cell lines comprising these genes in a variety of specific configurations which mimic native channels in the human body. We also have developed a substantial number of cell lines that we can use as functional screening assays. This comprehensive library of clones, cell lines and assays enables us to:

•	rapidly initiate new ion channel drug discovery programs;

•	perform high throughput screens in parallel across multiple ion channel targets; and

•	understand the relationships among various ion channels and classes of compounds that are active against ion channels.

Parallel High Throughput Screening Systems

We conduct high throughput screening against our ion channel targets in a parallel manner. Specifically, as we screen a particular ion channel target with a library of small molecules, we simultaneously screen other important safety or selectivity ion channel targets with the same set of compounds. The data we derive from these parallel screens provide important information not just on the potency of the compounds on the target of interest, but also on the potential of these compounds to cause side effects from activity at other ion channels. This approach enables us to focus our medicinal chemistry efforts only on those compounds that demonstrate both potency and selectivity for the target, thereby eliminating compounds that are likely to induce significant side effects. We believe that we apply this type of parallel screening earlier in the drug development process than many other companies pursuing ion channel drug discovery and that this approach may reduce our risk of failure in clinical trials.

Extensive Library of Ion Channel Focused Small Molecules

We have developed an extensive library of over 200,000 small molecules that have been selected for potential activity at ion channel targets. We have used our experience in working across a range of different ion channel targets to develop this library. We have found that some families of compounds show increased levels of activity against particular classes of ion channels. Through our synthetic medicinal chemistry efforts, combined with our proprietary computational chemistry technology, we continually enrich and expand our small molecule compound library with compounds that have demonstrated activity at ion channel targets.

Proprietary Computational Chemistry Technology

We have developed a proprietary computational chemistry technology that we use to identify active compounds based upon the information provided by our high throughput screening systems. Through the application of statistical techniques, this computational chemistry technology uses the information on relevant chemical parameters of the active compounds to construct a mathematical model of the general properties of compounds that may be active against the targeted ion channel. We use this model to perform a computer search of our compound library, the libraries of our collaborators and commercially available libraries, as well as the millions of compounds accessible in silico, for compounds with potential activity against the target. Through this approach, we are able to generate an enriched library containing multiple classes of compounds with activity against the targeted ion channel for subsequent medicinal chemistry efforts. We are able to generate this enriched library by screening a relatively small number of compounds, thereby accelerating our drug discovery process.

Extensive Database and Bioinformatics Platform

We have built an extensive database containing information on many ion channels across most ion channel families. We use this database to capture information we have obtained from studying the interactions between ion channel targets and small molecule compounds, and we apply this information across our drug discovery programs. We have created a discovery informatics infrastructure that facilitates our efficient management of large and complex data sets representing valuable ion channel information. We organize this data in a format that is readily accessible by our scientists, thereby facilitating decision making. Our database contains important information regarding:

•	the characterization of each of our targets and compounds;

•	the potency and selectivity of particular compounds or groups of compounds against ion channel targets we have studied;

•	bioanalytical and pharmacological data; and

•	information accessed from other proprietary and publicly available databases and sources.

Electrophysiology Know-How and Technical Expertise

We have assembled an experienced electrophysiology group equipped with state-of-the-art technologies and the capability to perform a wide variety of electrophysiologic measurements. The skill and expertise of our electrophysiology group enables us to understand the function of each of our ion channel targets under varying physiologic conditions and its modulation by drug candidates. Through the detailed analyses performed by this group, we are better able to understand the likely role of the channel in the tissue of interest and the likely effects of its modulation by small molecule compounds. In addition to our expertise in the application of traditional electrophysiologic techniques, we have also advanced our capabilities through the integration of recently developed high throughput electrophysiology equipment and techniques into our drug discovery process.

Pharmacology and Bioanalytics Expertise

We conduct iterative in vitro and in vivo testing of our compounds to characterize their pharmacologic and pharmacokinetic properties in detail. We employ a wide variety of animal models in disease areas of interest to understand the activity of our drug candidates in appropriate model systems. We also have advanced on-site bioanalytic capabilities in order to rapidly provide our scientists with important data regarding compound pharmacokinetics and metabolism.

Key Features of our Technology

We believe that our integrated technology platform enhances our capabilities in the discovery of drugs that act upon ion channel targets. We believe that our platform has the following key features:

Efficiencies Across Research Programs. By working broadly across the human ion channel genome, we can realize significant efficiencies in our drug discovery process, both in biology and in chemistry. Ion channels within a given family often share common characteristics. For example, when we determine the appropriate molecular biology techniques for constructing a cell line and high throughput screening assay for one member of a particular ion channel family, we typically obtain information that is important in determining the appropriate techniques for other members of the same family. Similarly, because of the structural similarity among ion channels of a given family, compounds in a series that are active at one member of a particular family may assist us in our efforts to identify compounds that are active at other members of the same family as well.

Efficient Target Validation and Lead Generation. While traditional drug discovery starts with the disease and seeks to identify potential intervention points, or drug targets, our target class approach starts with all potential ion channel targets and seeks to identify applications to the treatment of various diseases. We believe that our approach provides for a more efficient drug discovery process, because our in-depth understanding of the targets and methods for finding small molecule modulators of these targets obviates the need to develop new research tools each time a new target is identified. Instead, we use our knowledge and skill to quickly find potential small molecule modulators of particular ion channel targets. We then use these small molecules to validate the particular target in a relevant animal model of the disease. If such a small molecule demonstrates activity in a therapeutically relevant animal model, it both validates the target and provides a starting point for further medicinal chemistry efforts. We believe that our target class approach, combined with our integrated target validation and lead generation process, represents a more efficient drug discovery process than many traditional approaches.

Accelerated Development Cycle. Several elements of our technology platform contribute to an acceleration of the development cycle, including our cell lines and assay systems for many of our ion channel targets, our parallel high throughput screening systems, and our focused library of ion channel active compounds. In addition, our computational chemistry technology reduces the need for screening large collections of compounds. Finally, our internal capabilities in animal studies, including our high throughput bioanalytics, which involve the measurement of compounds in the relevant animal systems, enable us to rapidly identify potent and selective drug candidates. When combined, these components of our discovery technology have enhanced our ability to efficiently advance from the initiation of a program to preclinical studies, thus allowing us to work simultaneously on several ion channel targets across a range of therapeutic areas.

Our Collaborations

A key element of our strategy is to establish strategic collaborations with leading pharmaceutical and biotechnology companies. We have entered into collaborations with McNeil, Abbott, Bristol-Myers Squibb and Yamanouchi. These collaborations provide us with an opportunity to extend our ion channel drug discovery technology into additional therapeutic areas and to benefit from the research, development and commercialization capabilities of our collaborators as well as to augment our financial resources. In the research phase of each of our collaborations with Abbott, Bristol-Myers Squibb and Yamanouchi, our collaborators devoted substantial scientific and financial resources to our joint discovery efforts.

McNeil

In June 2004, we entered into collaboration and copromotion agreements with McNeil to develop and commercialize ICA-17043 for the treatment of sickle cell disease. Pursuant to the collaboration arrangement, McNeil paid us an initial upfront payment of $10.0 million and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III pivotal trial by the FDA. McNeil is potentially obligated to pay us up to an additional $48.0 million in milestone payments based on the achievement of specified clinical and regulatory milestones.

Under the terms of the agreements, we and McNeil have agreed to copromote ICA-17043 in the United States and share equally in profits and losses from the commercialization of ICA-17043 in the United States. We are also entitled to copromote ICA-17043 with McNeil, at our option, in Canada. We refer to the territories in which we copromote ICA-17043 with McNeil as the copromotion territory. In calculating profits and losses in the copromotion territory, each party’s sales force costs generally are excluded, since each party generally is required to provide 50% of the overall sales force efforts. Under the collaboration agreement, we granted McNeil a worldwide exclusive license to ICA-17043 and other compounds covered by a specific patent. McNeil is entitled, subject to specified rights retained by us, to commercialize ICA-17043 and the other licensed compounds outside the copromotion territory pursuant to this license and is required to pay us a royalty on net product sales.

We and McNeil have agreed to fund equally the ongoing development costs incurred pursuant to an agreed upon development plan for ICA-17043 in the copromotion territory for sickle cell disease. McNeil is required to fund all development costs outside of the copromotion territory.

The term of the copromotion and profit and loss sharing arrangements in the copromotion territory extends so long as both parties are developing and commercializing ICA-17043, but at least until the later of 15 years after commercial launch in the United States and the expiration of the patent rights licensed to McNeil in the copromotion territory. Each party has the right thereafter to continue developing and commercializing ICA- 17043 unilaterally if the other party elects to cease joint development and commercialization. The payment of royalties to us by McNeil based on net product sales of ICA-17043 outside the copromotion territory extends, on a country-by-country basis, until the later of 15 years after commercial launch and the expiration of the last-to-expire patent rights licensed to McNeil in the country.

The United States patent rights licensed by us to McNeil expire between 2014 and 2019. The corresponding foreign rights include patents that expire between 2017 and 2020 and patent applications which, if issued as patents, are expected to expire between 2017 and 2020. See “Intellectual Property” below. We have retained the first right to maintain and defend our intellectual property rights and have granted McNeil the right to assume the maintenance and defense of our intellectual property rights in those cases where we do not maintain and defend our intellectual property rights. McNeil has the first right to maintain and defend patents owned jointly by us and McNeil, and we have the right to assume the maintenance and defense of these patents if McNeil does not maintain and defend them.

We and McNeil have agreed that, except for products that are part of our collaboration, for the period from the effective date of the collaboration until the earlier of the seventh anniversary of the effective date or the third anniversary of the commercial launch of ICA-17043 in the United States, neither we nor McNeil will manufacture or sell specified types of pharmaceutical products for the treatment of sickle cell disease.

If McNeil fails to use commercially reasonable efforts to develop and commercialize ICA-17043 in specified countries outside the United States, we have the right to terminate McNeil’s licenses in the specified countries. McNeil may terminate the collaboration without cause upon three months’ prior notice following a period of two years from the inception of the collaboration. McNeil also may terminate the collaboration based upon an FDA requirement to stop clinical trials of ICA-17043 upon six months’ prior notice if the requirement is not withdrawn during the six-month notice period. Either party may terminate the collaboration agreement or the copromotion agreement in the event of a material breach by the other party or the bankruptcy of the other party.

In addition, both we and McNeil have rights to terminate the copromotion agreement for specified failures by the other party to perform required detailing. McNeil also has the right to terminate the copromotion agreement for convenience after the end of the exclusivity period with respect to ICA-17043 as to sickle cell disease. In the event of a termination of the copromotion agreement as a result of a detail shortfall by McNeil or by McNeil for convenience, McNeil’s rights under the collaboration agreement become limited in various ways, including the conversion of its right to share in profits and losses from the products being copromoted at the time of termination into a right to receive a royalty on net product sales or a share of sublicense income. In the event of a termination of the copromotion agreement as a result of a detail shortfall by us, the profit and loss sharing arrangement remains in place in the copromotion territory, but McNeil is entitled to include all of its sales force costs in subsequent calculations of profits and losses in the copromotion territory. We have the right to terminate the copromotion agreement for convenience during a specified period prior to the commercial launch of ICA-17043. If we exercise this right, the profit and loss sharing arrangement remains in place in the copromotion territory, but McNeil is entitled to include all of its sales force costs in calculations of profits and losses in the copromotion territory. If the copromotion agreement is not terminated earlier, it expires upon the expiration or termination of the collaboration agreement.

If specified changes in control of us occur involving a list of five specified large pharmaceutical and biotechnology companies, McNeil is permitted to terminate the copromotion agreement and our governance rights under the collaboration agreement. In addition, in such event, our right to receive a share of profits and losses in the copromotion territory is converted into a right to receive a royalty on net product sales.

We and McNeil have also agreed that if either party identifies specified development and commercialization opportunities involving ICA-17043 for indications other than sickle cell disease or other specified blood disorders or involving licensed compounds other than ICA-17043, the parties will include the identified opportunities in the collaboration if both parties agree to so include them. If the parties do not agree to include an identified opportunity in the collaboration, the identifying party has the right to unilaterally develop and commercialize the opportunity subject to royalty and sublicense income sharing obligations to the non-identifying party and a right of first refusal by the non-identifying party as to specified sublicensing arrangements involving the opportunity.

The collaboration is governed by a joint steering committee, consisting of an equal number of representatives of us and McNeil. There are also subcommittees with equal representation from both parties that have responsibility over development and commercialization matters. McNeil has responsibility for manufacturing matters. Ultimate decision making authority in the copromotion territory as to most development matters is vested in us and as to most commercialization matters is vested in McNeil. A third category of decisions, including development, commercialization and call plans and budgets, requires the approval of both us and McNeil. Outside the United States, ultimate decision making authority as to development and commercialization is vested in McNeil.

Abbott

We have entered into two collaborations with Abbott. Our current collaboration with Abbott, initiated in 2001, is focused on the development and commercialization of compounds active at a specified ion channel target for the treatment of neuropathic pain. Our earlier collaboration with Abbott, initiated in 1997 and expanded in 2000, was focused on the development and commercialization of compounds active at specified ion channel targets for the treatment of urologic disorders. Under these collaborations, we have granted Abbott worldwide exclusive licenses, with the right to grant sublicenses, to our patent rights and know-how with respect to drugs arising from the collaborations. In addition, we have granted Abbott the first right to maintain and defend our intellectual property rights relating to these drugs in some cases and have retained a right to assume the maintenance and defense of our intellectual property rights in those cases where Abbott does not maintain and defend our intellectual property rights. In connection with these collaboration agreements, Abbott has paid us a total of approximately $17.0 million through December 31, 2004, comprised of upfront license fees and payments for research and development funding. Additionally, Abbott has invested $13.0 million in our capital stock, comprised of three separate investments in various series of preferred stock, which converted into an aggregate of 1,646,535 shares of our common stock upon the closing of our initial public offering, or IPO, in February 2005.

Neuropathic pain collaboration

Effective August 2001, we formed a collaboration with Abbott to discover, develop and commercialize novel small molecule drugs that act on a specified ion channel target and that are identified as potential treatments for neuropathic pain and related disorders of the nervous system. To date, our collaborative research and development efforts with Abbott have resulted in the identification of several series of compounds for which activity against the specified ion channel target has been demonstrated in animal models. Abbott and we are optimizing these lead compounds. Under this collaboration, Abbott has paid us a total of $10.3 million through December 31, 2004, comprised of an upfront license fee and payments for research and development activities. Abbott and we have agreed to extend the research and development collaboration through December 31, 2005, subject to annual extension thereafter by mutual consent. The agreement provides for total research funding by Abbott to us of approximately $2.8 million during 2005, after which Abbott has no further research funding obligations to us.

Abbott is responsible for worldwide clinical development of drug candidates and commercialization of drugs arising from this collaboration. Abbott is obligated to make payments to us upon achievement of specified development and regulatory milestones. We are eligible to receive milestone payments of up to $23.0 million for the first drug candidate developed and up to $17.3 million for each subsequent drug candidate developed that contains a different active compound than contained in products previously developed under the agreement. We are also entitled to royalties based on specified percentages of net product sales. Abbott’s obligation to pay us royalties will expire generally on a country-by-country basis on the later to occur of (1) the expiration of the last-to-expire patent covering a product in the given country, or (2) ten years following the launch of the product in the country.

We retain a worldwide exclusive right to products that are not pursued by Abbott. If we commercialize any product that Abbott elects not to pursue, we are obligated to pay Abbott a royalty on net product sales and specified amounts with respect to income we receive from sublicensees. Either party may terminate the agreement in the event of a material breach by the other party, and either party may, subject to restrictions under applicable U.S. federal bankruptcy law, terminate all research obligations under the agreement in the event of the other party’s bankruptcy or insolvency.

Urology collaboration

In addition to our collaboration with Abbott in the area of neuropathic pain, we also have a second collaboration with Abbott that was established in November 1997, and expanded in January 2000, to discover, develop and market compounds that act on specified ion channel targets with potential application in urology, including the treatment of urinary incontinence. We and Abbott agreed to discontinue the research program in this collaboration in August 2001, concurrent with the initiation of the current collaboration in neuropathic pain. Prior to discontinuing research, a clinical candidate had been identified, for which Abbott retains worldwide exclusive rights. If Abbott or a licensee pursues the further development and commercialization of this compound, we would be entitled to payments upon achievement of specified development and regulatory milestones and royalties based upon net product sales. Abbott has not initiated clinical development of this compound and, we understand, is considering out-licensing opportunities.

Bristol-Myers Squibb

In October 1997, we entered into a collaboration with Bristol-Myers Squibb to discover, develop and commercialize novel small molecule drugs that act on a specified ion channel target and that are identified as potential treatments for atrial fibrillation. Our collaborative research and development efforts with Bristol-Myers Squibb resulted in the identification of the Bristol-Myers Squibb atrial fibrillation compound, for which Bristol-Myers Squibb initiated Phase I human clinical trials as a potential treatment for atrial fibrillation in 2003. In connection with this collaboration agreement, Bristol-Myers Squibb has paid us a total of $9.4 million through December 31, 2003, comprised of an upfront license fee and payments for research and development activities. The research phase of this collaboration was completed in September 2003.

Under this collaboration, we have granted Bristol-Myers Squibb worldwide exclusive licenses, with the right to grant sublicenses, to our patent rights and know-how with respect to drugs arising from the collaboration. In addition, we have granted Bristol-Myers Squibb the first right to maintain and defend our intellectual property rights relating to these drugs in some cases and have retained a right to assume the maintenance and defense of our intellectual property rights in those cases where Bristol-Myers Squibb does not maintain and defend our intellectual property rights. Bristol-Myers Squibb is responsible for worldwide clinical development of drug candidates and commercialization of drugs arising from this collaboration.

Bristol-Myers Squibb is obligated to make payments to us upon achievement of specified development and regulatory milestones. We are eligible to receive milestone payments of up to $35.0 million for each drug candidate developed. We are also entitled to royalties based on specified percentages of net product sales. Bristol-Myers Squibb’s obligation to pay us royalties will expire generally on a country-by-country basis on the later to occur of (1) the expiration of the last-to-expire patent, which is December 5, 2020, covering a product in a given country, or (2) ten years following the launch of the product in the given country.

If Bristol-Myers Squibb abandons development and commercialization of all products identified in this collaboration, we would have worldwide exclusive rights to those identified products that we own or control. If we commercialize a product identified in the research program after Bristol-Myers Squibb’s abandonment, we would be obligated to pay Bristol-Myers Squibb a royalty on net product sales and specified amounts with respect to non-royalty income we receive from sublicensees. Either party may terminate the agreement in the event of a material breach by the other party.

Yamanouchi

In March 2000, we entered into a collaboration with Yamanouchi to discover, develop and commercialize novel small molecule drugs that act on specified ion channel targets and that are identified as potential treatments for dementia, including Alzheimer’s disease. Our collaborative research and development efforts with Yamanouchi resulted in the identification of several potential candidates for clinical development, one of which Yamanouchi recently selected for advanced preclinical studies. In connection with this collaboration agreement, Yamanouchi has paid us a total of $11.2 million through December 31, 2003, comprised of an upfront license fee and payments for research and development activities. The research phase of this collaboration was completed in December 2003. In the fourth quarter of 2004, subsequent to the completion of the research phase, Yamanouchi selected a compound for advanced preclinical studies. The selection of this compound resulted in the achievement of a milestone and the payment to us by Yamanouchi of $500,000, which we received in the first quarter of 2005.

Under this collaboration, we have granted Yamanouchi worldwide exclusive licenses, with the right to grant sublicenses, to our patent rights and know-how with respect to drugs for dementia arising from the collaboration and exclusive licenses, with the right to grant sublicenses, to our patent rights and know-how in Asia with respect to drugs for other specified central nervous system diseases and conditions arising from the collaboration. Yamanouchi’s licenses with respect to these other drugs also extend outside of Asia if we do not elect to develop and commercialize these drugs outside of Asia. In addition, we have granted Yamanouchi the first right to maintain and defend our intellectual property rights relating to these drugs in some cases and have retained a right to assume the maintenance and defense of our intellectual property rights in those cases where Yamanouchi does not maintain and defend our intellectual property rights. Yamanouchi is responsible for worldwide clinical development of drug candidates and commercialization of drugs arising from this collaboration, other than expenses incurred by us for development and commercialization activities that we pursue under our retained rights, as described below.

Yamanouchi is obligated to make payments to us upon achievement of specified development and regulatory milestones. We are eligible to receive milestone payments of up to $27.5 million for the first drug candidate developed under the collaboration and up to $13.8 million for the second drug candidate developed under the collaboration. We are also entitled to royalties based on specified percentages of net product sales. Yamanouchi’s obligation to pay us royalties will expire generally on a country-by-country basis on the later to occur of (1) the expiration of the last-to-expire patent covering a product in a given country, or (2) ten years following the launch of the product in the given country.

We retain a worldwide exclusive option to products that Yamanouchi does not elect to develop and commercialize. We also retain an exclusive option outside of Asia to products with respect to specified central nervous system diseases and conditions other than dementia and specified other disease areas retained by Yamanouchi. If we exercise our option with respect to any product, we would be obligated to pay Yamanouchi a royalty on net product sales. Either party may terminate the agreement in the event of a material breach by the other party.

Research and Development

For the years ended December 31, 2004, 2003 and 2002, the Company spent approximately $20.1 million, $17.3 million, and $14.5 million, respectively, on research and development activities. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2004 – $6.5 million; 2003 – $5.5 million; and 2002 – $7.4 million. For more information regarding our research and development expenses, please see “Financial Operations Overview” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Intellectual Property

Patents and Trade Secrets

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

As of December 31, 2004, we owned or licensed a total of 57 United States patents and 41 United States patent applications as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to the composition of matter, pharmaceutical formulation and method of use of many of our compounds, including ICA-17043 and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain. We consider two patents directed at ICA-17043 and two patent applications covering a chemotype which includes the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain to be material to our business.

The patent rights relating to ICA-17043 owned or licensed by us consist of two issued United States patents, one that expires in 2014 and a second, which is a composition of matter patent, that expires in 2019, and counterpart patents and patent applications in a number of other jurisdictions, including Europe and Japan. The patent rights relating to the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain owned by us consist of two United States patent applications and counterpart patent applications in a number of other jurisdictions, including Europe and Japan. Bristol-Myers Squibb holds the patent rights relating to the Bristol-Myers Squibb atrial fibrillation compound. The United States patent rights relating to the patent covering the composition of matter of this compound will expire in 2020. United States patents generally have a term of 20 years from the date of nonprovisional filing.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, our competitors may independently develop similar technologies or duplicate any technology developed by us, and the rights granted under any issued patents may not provide us with any meaningful competitive advantages against these competitors. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors, as well as physical security of our premises and our information technology systems. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

License Agreements

We are a party to a number of license agreements, primarily with academic institutions, under which we license patents, patent applications and other intellectual property. We enter into these agreements to augment the significant intellectual property created by our scientists. The licensed intellectual property covers some of the compounds that we are researching and developing, some ion channel targets and some of the scientific processes that we use. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. The only existing license that we consider to be material to our business is our agreement with Children’s Medical Center Corporation, or CMCC, which is described below.

In February 2000, we entered into an agreement with CMCC for a worldwide exclusive license to products covered by the licensed patent rights. The patent rights licensed to us by CMCC include patent rights directed to the use of compounds such as ICA-17043 for most fields of human and veterinary therapeutics and diagnostics. We have the right to grant sublicenses under this license. Patents licensed under our agreement with CMCC expire over the period from 2012 through 2016.

In exchange for the rights licensed from CMCC, we paid CMCC an upfront license fee and license maintenance fees aggregating $250,000. We also paid CMCC $500,000 over the three-year period ended February 2003 for research conducted by CMCC that we agreed to sponsor in accordance with a sponsored research agreement entered into by CMCC and us in August 2000. In our sponsored research agreement with CMCC, CMCC granted us a right of first negotiation to obtain a worldwide exclusive license under patent rights resulting from the sponsored research.

We are obligated to pay CMCC specified amounts with respect to any sublicense income received by us. In connection with our collaboration with McNeil, this sublicense income includes upfront and milestone payments, royalties and our share of profits in the copromotion territory under our collaboration agreement with McNeil. McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of ICA-17043 by the FDA, $650,000 of which we paid to CMCC. Pursuant to the McNeil collaboration agreement, we are responsible for all amounts due to CMCC other than in respect of our share of profits in the copromotion territory, which we and McNeil have agreed to share equally.

Under our license agreement with CMCC, we are required to pay CMCC royalties on net product sales by us or our affiliates. We also are required to make payments to CMCC aggregating up to an additional $250,000 based on achieving specified development and regulatory milestones with respect to each licensed product, which is not a sublicensed product. We are entitled to a credit for the development and regulatory milestone payments that we make against the royalties that we would otherwise be obligated to pay of up to, but not more than, 50% of the royalties due in any given payment period.

Our royalty obligation with respect to each licensed product extends until the expiration of the last-to-expire patent, which is September 16, 2014 with respect to licensed products containing ICA-17043, licensed from CMCC covering the licensed product in any country. Upon the later of the expiration of the last-to-expire licensed patent or February 2015, the agreement expires.

The agreement obligates us to use good faith and diligent efforts to develop ICA-17043 in accordance with an agreed development timetable and to use good faith and diligent efforts to commercialize one or more licensed products. CMCC has the right to terminate the agreement if we breach the agreement and fail to cure our breach within specified cure periods or in the event of our bankruptcy, liquidation, dissolution or cessation of operations.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. We believe that our most significant competitors in the area of drugs that work by modulating the activity of ion channels are Neurosearch A/S and Vertex Pharmaceuticals, Inc. In addition, there are a number of other companies, including large pharmaceutical companies, that have programs focused on specific ion channel drug discovery.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

We rely upon our collaborators for support in advancing certain of our drug candidates and intend to rely on our collaborators for the commercialization of these products. Our collaborators may be conducting multiple product development efforts within the same disease areas that are the subjects of their agreements with us. Generally, our agreements with our collaborators do not preclude them from pursuing development efforts using a different approach from that which is the subject of our agreement with them. Therefore, any of our drug candidates may be subject to competition with a drug candidate under development by a collaborator.

There are currently approved therapies for the diseases and conditions addressed by our three drug candidates that are undergoing clinical trials and for the diseases and conditions that are subjects of our principal preclinical development program. Specifically,

•	Hydroxyurea is used on a chronic basis to reduce the incidence of vaso-occlusive crises associated with sickle cell disease;

•	drugs such as Neurontin, Depakote and Lamictal are approved for the treatment of epilepsy and, in the case of Neurontin, prescribed for neuropathic pain;

•	Cymbalta and Lyrica have recently been approved for the treatment of specified types of neuropathic pain;

•	Amiodarone, Sotalol and Dofetilide are used for the treatment of atrial fibrillation; and

•	Reminyl, Aricept and Exelon are approved for the treatment of Alzheimer’s Disease.

See “Clinical and Preclinical Programs.” There are also a number of companies working to develop new drugs and other therapies for these diseases that are undergoing clinical trials. The key competitive factors affecting the success of all of our drug candidates are likely to be their efficacy, safety, convenience and price.

There are a number of product candidates that have orphan drug designation from the FDA for sickle cell disease. Because these product candidates are not for the same drug as ICA-17043, a decision by the FDA to approve these product candidates and their obtaining orphan drug exclusivity would not limit our ability to develop and commercialize ICA-17043.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

The steps required before a drug may be marketed in the United States include:

•	preclinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations;

•	submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMP; and

•	FDA review and approval of the NDA.

Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these issues are unresolved, the FDA may not allow the clinical trials to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Phase I trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness.

Phase II trials usually involve controlled trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific indications.

Phase III trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase I, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use.

Under the Pediatric Research Equity Act of 2003, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. In most cases, the NDA must be accompanied by a substantial user fee.

Before approving an application, the FDA will inspect the facility or the facilities where the product is manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an application, the FDA may require post marketing testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved NDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural and documentation requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Orphan Drug Designation

We have received an orphan drug designation from the FDA for our product candidate ICA-17043 for the treatment of sickle cell disease. The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity.

Fast Track Designation

We have obtained fast track designation from the FDA for our product candidate ICA-17043 for the treatment of sickle cell disease. The FDA’s fast track programs, one of which is fast track designation, are designed to facilitate the development and review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for the conditions. Fast track designation applies to a combination of the product and the specific indication for which it is being studied. Thus, it is the development program for a specific drug for a specific indication which receives fast track designation. The sponsor of a product designated as being in a fast track drug development program may engage in close early communication with the FDA including through timely meetings and feedback on clinical trials. Products in fast track drug development programs also may receive priority review or accelerated approval and sponsors may be able to submit portions of an application before the complete application is submitted. The FDA may notify a sponsor that its program is no longer classified as a fast track development program if the fast track designation is no longer supported by emerging data or the designated drug development program is no longer being pursued.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Pharmaceutical Pricing and Reimbursement

In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors. Third party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare product candidates. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare recipients, beginning in 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through drug procurement organizations operating pursuant to this legislation. These organizations would negotiate prices for our products, which are likely to be lower than we might otherwise obtain. Federal, state, and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on pharmaceutical pricing.

Another development that may affect the pricing of drugs is proposed Congressional action regarding drug reimportation into the United States. Proposed legislation would allow the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. If legislation or regulations were passed allowing the reimportation of drugs, they could reduce the price we receive for any products that we may develop, negatively affecting our revenues and prospects for profitability. Even without legislation authorizing reimportation, patients have been purchasing prescription drugs from Canadian and other non-United States sources, which has reduced the price received by pharmaceutical companies for their products.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of ICA-17043 or the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain or for compounds that we are testing in our preclinical programs. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop, other than small amounts of compounds that we synthesize ourselves for preclinical testing. Pursuant to our collaboration with McNeil, McNeil has decision making authority with respect to the manufacture of ICA-17043. We contract with one third party manufacturer to supply us with the ICA-17043 bulk drug substance and a second manufacturer to perform fill/finish services. We obtain our supplies of the product candidates from both of these manufacturers on a purchase order basis. If either of these manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements.

All of our drug candidates are organic compounds of low molecular weight, generally called “small molecules.” We have selected these compounds not only on the basis of their efficacy and safety, but also for their ease of synthesis and the low cost of their starting materials. In particular, ICA-17043 is manufactured in a simple synthetic process from readily available starting materials. There are no complicated chemistries or unusual equipment required in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Sales and Marketing

If we receive regulatory approval for our product candidates, we plan to commence commercialization activities by building a focused sales and marketing organization complemented by copromotion and other arrangements with pharmaceutical or biotechnology collaborators. Our sales and marketing strategy is to:

•	Build our own domestic sales force. We believe that we can access key prescribing physicians in the United States for a number of the drug candidates that we are developing through a relatively small, specialized sales force. In particular, we believe that such a sales force could address the community of hematologists who are the key specialists in treating sickle cell disease, for which we are developing ICA-17043, and neurologists who are the key specialists in treating epilepsy, for which we have a preclinical program with lead compounds in development.

•	Recruit a marketing organization. We plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with thought leaders in relevant fields of medicine.

•	Establish marketing and sales alliances. We plan to selectively enter into new strategic alliances with leading pharmaceutical and biotechnology companies to assist us in advancing our drug discovery and development programs. We also plan to retain United States marketing and sales rights or copromotion rights for our product candidates for which we receive marketing approvals in situations in which we believe it is possible to access the market through a focused, specialized sales force. For example, in 2004 we entered into such an alliance with McNeil to copromote ICA-17043 in the United States and, at our option, Canada. For situations in which a large sales force is required to access the market and with respect to markets outside of the United States, we generally plan to commercialize our drug candidates through various types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

Scientific and Clinical Advisors

We have relationships with the following scientific and clinical advisors who are leading experts in the fields of ion channel biology and chemistry, preclinical studies, drug manufacturing or clinical trials. Our scientific and clinical advisors consult with us regularly on matters relating to:

•	our research and development programs;

•	the design and implementation of our clinical trials;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and

•	scientific and technical issues relevant to our business.

Our current scientific and clinical advisors are:

John Adelman, Ph.D. Dr. Adelman is a senior scientist at the Vollum Institute with appointments in the Departments of Cell and Developmental Biology and Molecular and Medical Genetics in the School of Medicine at Oregon Health Science University. Dr. Adelman was formerly a research associate at Genentech. His research interests include the structure, function and physiological roles of potassium channels.

Richard W. Aldrich, Ph.D. Dr. Aldrich is professor and chair of molecular and cellular physiology and a Howard Hughes Medical Institute investigator at Stanford University. Dr. Aldrich has received broad recognition for his research work in ion channels including such prestigious awards as the Jacob K. Javits Neuroscience Investigator Award and the Kenneth R. Cole Award for Membrane Biophysics. In 2000, Dr. Aldrich was elected as a Fellow of the Biophysical Society.

John Bettis, Ph.D. Dr. Bettis is a drug development consultant. Dr. Bettis has particular expertise in drug formulation development, clinical supplies manufacturing and process scale-up. Dr. Bettis has broad experience preparing CMC, IND and NDA documentation for use in FDA filings. Dr. Bettis was formerly vice president, technical development at Burroughs Wellcome.

Carlo Brugnara, M.D. Dr. Brugnara is a professor of pathology, Harvard Medical School and director of the Hematology Laboratory, Department of Laboratory Medicine at Children’s Medical Center in Boston, Massachusetts. Dr. Brugnara is a recognized expert in basic and clinical research related to sickle cell disease and has published extensively in the field.

Shelley Ching, DVM, Ph.D. Dr. Ching is president of SVC Associates, a consulting firm specializing in preclinical development and safety assessment. Dr. Ching serves as an expert toxicologic pathologist for a variety of pharmaceutical companies and for the National Toxicology Program. Prior to forming her consulting firm, Dr. Ching held positions at Merck and Burroughs Wellcome, and was the international head, Full Development Programs and Medicines Safety Evaluation at Glaxo Wellcome.

John Dillberger, DVM, Ph.D. Dr. Dillberger is a toxicology consultant. Dr. Dillberger was formerly head of US Pathology, a director of US Based Development Projects, and a worldwide specialist in Oncology Drug Projects for Glaxo Wellcome. Dr. Dillberger also served as director of toxicology for Triangle Pharmaceuticals Inc.

James O. McNamara, M.D. Dr. McNamara is the Carl R. Dean professor of neuroscience and chairman of neurobiology at Duke University. Dr. McNamara is a past-president of the American Epilepsy Society. Dr. McNamara is a leading expert in epilepsy research. He has received numerous honors and awards for his research, including two Javits Neuroscience Investigator awards from the National Institutes of Health.

Christopher Miller, Ph.D. Dr. Miller is professor of biochemistry and a Howard Hughes Medical Institute investigator at Brandeis University. Dr. Miller’s work focuses on understanding the structural and molecular basis for electrical excitability, primarily through his research focus on potassium and chloride ion channels. Dr. Miller has authored over 125 publications on ion channel structure and function, and has received numerous awards for his research.

Gerry S. Oxford, Ph.D. Dr. Oxford is professor of pharmacology and toxicology and executive director of the Stark Neurosciences Research Institute, an endowed unit of the Indiana University School of Medicine. In his role as institute director, Dr. Oxford coordinates research programs on fundamental molecular mechanisms underlying pain, addictive behaviors, repair of spinal injury, neurodegenerative disorders and affective disorders. Dr. Oxford is president-elect of the Association of Neuroscience Departments and Programs.

Michael Sanguinetti, Ph.D. Dr. Sanguinetti is professor of physiology and a member of the Nora Eccles Harrison Cardiovascular Research and Training Institute at the University of Utah. Dr. Sanguinetti was formerly a research scientist at Searle, and later at Merck Research Laboratories. His research interests include the molecular basis of inherited arrhythmias, particularly long QT syndrome, and the pharmacology and mechanisms of gating of voltage-gated potassium channels.

Roy Swaringen, Ph.D. Dr. Swaringen is a drug development consultant. Dr. Swaringen has particular expertise in the synthesis of active pharmaceutical ingredients for clinical trials and marketing. Dr. Swaringen has broad experience preparing CMC, IND and NDA documentation for use in FDA filings. Dr. Swaringen was formerly the director of the Chemical Development Laboratories for Burroughs Wellcome.

Dhirren Thakker, Ph.D. Dr. Thakker is the Ferguson Distinguished Professor and associate dean, graduate education and scholarship at the University of North Carolina at Chapel Hill School of Pharmacy. Dr. Thakker formerly held positions with Glaxo Inc., the National Institutes of Health, and the FDA. Dr. Thakker has particular expertise in the field of absorption, distribution, metabolism and excretion of drugs.

David R. Williams, Ph.D. Dr. Williams is the Harry G. Day chair and professor of organic chemistry at Indiana University. His work focuses on the chemistry of recently discovered, biologically active natural products and in understanding chemical reactions to allow formation of complex arrangements of stereochemistry and polyfunctionality. Dr. Williams has received numerous awards including a Merck Faculty Development Award, the Indiana University Teaching Excellence Recognition Award and the Tracy M. Sonneborn Award.

Employees

As of December 31, 2004, we had 68 full-time employees, including 31 with doctoral degrees. Of our workforce, 59 employees are engaged in research and development and 9 are engaged in business development, finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of Delaware in November 1992. Our principal executive offices are located at 4222 Emperor Boulevard, Suite 350, Durham, North Carolina 27703, and our telephone number is (919) 941-5206.

Available Information

We maintain a website at www.icagen.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission, or SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.icagen.com, or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of February 28, 2005 are as follows:

Name	Age	Position
P. Kay Wagoner, Ph.D.	56	President, Chief Executive Officer and Director

Richard D. Katz, M.D.	41	Senior Vice President, Finance and Corporate Development, Chief Financial Officer and Treasurer

Edward P. Gray, J.D.	55	Senior Vice President, Intellectual Property, Chief Patent Counsel and Secretary

J. Heyward Hull, III, Pharm.D., M.S.	63	Senior Vice President, Development and Regulatory Affairs

P. Kay Wagoner, Ph.D. Dr. Wagoner is a co-founder of our company and has served as our president and a director since our inception and as chief executive officer since September 1996. Prior to founding Icagen, Dr. Wagoner served in research management positions at Glaxo Inc., a pharmaceutical company, where she initiated and led Glaxo’s U.S. ion channel discovery efforts in central nervous system, cardiovascular and metabolic disease. Dr. Wagoner received her Ph.D. in physiology from the University of North Carolina at Chapel Hill. In 2001, Dr. Wagoner received the distinguished alumna award for science and business from the

University of North Carolina, Chapel Hill. Dr. Wagoner also serves or has served on a variety of boards of directors, including the University of North Carolina’s Graduate School Advisory Board and the Governing Body of the Biotechnology Industry Organization’s (BIO) Emerging Companies Section. In 2004, Dr. Wagoner was awarded the Entrepreneurial Excellence Award by the Research Triangle based Council for Entrepreneurial Development, the largest entrepreneurial support organization in the United States, and the Ernst & Young Entrepreneur of the Year Regional Award for Life Sciences and Healthcare.

Richard D. Katz, M.D. Dr. Katz has been our senior vice president, finance and corporate development, and chief financial officer since April 2001. From August 1996 to 2001, Dr. Katz worked in the Investment Banking Division of Goldman Sachs, an investment banking firm, most recently as a vice president in the Healthcare Group. Prior to joining Goldman Sachs, Dr. Katz earned a Masters in Business Administration from Harvard Business School where he graduated as a Baker Scholar. Dr. Katz earned his M.D. from the Stanford University School of Medicine and completed an internship in general surgery at the Hospital of the University of Pennsylvania. Dr. Katz received his A.B. in applied mathematics with high distinction from Harvard University.

Edward P. Gray, J.D. Mr. Gray has been our senior vice president, intellectual property, and chief patent counsel since August 2001 and our secretary since March 2004. Mr. Gray was retired from 1999 to 2001. From 1992 to 1999, Mr. Gray held several positions in the intellectual property department of Eli Lilly & Company, a pharmaceutical products company, including most recently assistant general patent counsel and special patent counsel. Mr. Gray also served from 1989 to 1992 as general counsel for Cardiac Pacemakers, Inc., a medical device company and former subsidiary of Eli Lilly. Mr. Gray received his J.D. from the University of Toledo and a B.S. in pharmacy from Butler University. Mr. Gray is a member of several state and federal bars, including the United States Supreme Court and the U.S. Court of Appeals, Federal Circuit. Mr. Gray is a member of the American Intellectual Property Law Association and the Licensing Executives Society and a past member of the Food and Drug Law Institute.

J. Heyward Hull, III, Pharm. D., M.S. Dr. Hull has been our senior vice president, development and regulatory affairs since March 2000. From 1978 to 1995, Dr. Hull held positions of increasing responsibility at Burroughs Wellcome Co., a pharmaceutical company, including director of cardiovascular medicine. From 1995 to 2000, Dr. Hull held senior management positions at Quintiles Transnational Corp., a provider of global contract product development and commercialization services, including group vice president. Dr. Hull currently serves as an adjunct clinical professor at the University of North Carolina School of Pharmacy. Dr. Hull received his doctorate in pharmacy from the University of North Carolina, Chapel Hill.

Our officers are elected on an annual basis and serve at the discretion of our Board of Directors.

ITEM 2—PROPERTIES

Our principal facilities consist of approximately 34,000 square feet of research and office space located at 4222 Emperor Boulevard, Durham, North Carolina which we occupy under several leases that expire over the period from 2005 to 2008.

ITEM 3—LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended December 31, 2004 and prior to our IPO, we solicited the written consent of our stockholders on December 17, 2004 pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposal:

Proposal	For		Against	Abstentions	Broker Non-Votes
To approve an increase in the number of shares available for issuance under our 1996 Amended Equity Compensation Plan from 4,500,000 to 5,100,000	8,680,841	*	n/a	n/a	n/a

*	These shares represented 52.8% of the shares outstanding and entitled to vote on such matter.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has traded on The NASDAQ National Market under the symbol “ICGN” since our IPO on February 3, 2005. Prior to that time, there was no public market for our common stock. On February 28, 2005, there were 135 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of our common stock and preferred stock issued, and options and warrants granted, by us during fiscal 2004. Also included is the consideration, if any, received by us for such shares, options and warrants and information relating to the section of the Securities Act of 1933, as amended, or the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

(a) Issuance of Securities

(1)	In November 2004, we issued 93,333 shares of our series B convertible preferred stock to an existing stockholder upon the exercise of warrants, for an aggregate purchase price of $139,999.50. These shares of series B convertible preferred stock were automatically converted into 93,333 shares of our common stock upon the closing of our IPO on February 8, 2005.

(2)	In 2004, we issued to employees, directors, consultants and others 190,993 shares of our common stock upon the exercise of stock options at a weighted average exercise price of $1.05 per share. During the same period, we granted options to purchase 833,477 shares of our common stock and extended the term of certain options issued to designees of one of our directors to purchase 40,000 shares of our common stock. The weighted average exercise price for these options to purchase 873,477 shares of our common stock is $4.22 per share.

(b) The shares of series B convertible preferred stock described in paragraph (a)(1) were issued to investors in reliance on the exemption provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder. Purchasers of these securities described in paragraph (a) (1) represented to us in connection with their purchase that they were accredited investors and that they were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. These purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.

All certificates representing the securities issued in the transactions described above in this paragraph (b) included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

The issuances of stock options and the shares of common stock issuable upon the exercise of the options as described in paragraph (a)(2) were issued pursuant to written compensatory plans or arrangements with our employees, directors, consultants and others, in reliance on the exemption provided by Section 3(b) of the Securities Act and Rule 701 promulgated thereunder as well as Section 4(2) of the Securities Act. Appropriate legends are or will be affixed to the stock certificates issued in the aforementioned transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds

On February 8, 2005, we completed an IPO of 5,000,000 shares of our common stock at a price of $8.00 per share. On March 9, 2005, the underwriters purchased an additional 100,000 shares of common stock pursuant to an over-allotment option. Our net proceeds from the IPO, including the over-allotment option and after deducting underwriter’s discounts and commissions and offering expenses, were approximately $35.3 million.

The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-114336), which was declared effective by the SEC on February 3, 2005. J.P. Morgan Securities Inc., UBS Securities LLC and CIBC World Markets Corp. were the managing underwriters of the IPO. We paid the underwriters approximately $2.9 million in underwriting discounts and commissions. We incurred other expenses in connection with the offering approximately as follows:

Amount
Securities and Exchange Commission registration fee	$10,928
National Association of Securities Dealers Inc. fee	9,125
NASDAQ Stock Market listing fee	100,000
Accountants’ fees and expenses	500,000
Legal fees and expenses	1,750,000
Blue Sky fees and expenses	10,000
Transfer Agent’s fees and expenses	10,000
Printing and engraving expenses	250,000
Miscellaneous	5,000

Total Expenses	$2,645,053

Payments of expenses were to persons other than our directors or officers (or their associates), persons owning 10% or more of our equity securities, or our affiliates.

The net offering proceeds have been invested in short-term investment-grade securities and money market accounts.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2004, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2004 and December 31, 2003 and for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Selected statement of operations data:
Collaborative research and development revenues:
Research and development fees	$4,643	$5,015	$6,911	$5,803	$5,361
Reimbursed research and development costs	1,851	447	439	638	131

Total collaborative research and development revenues	6,494	5,462	7,350	6,441	5,492
Operating expenses:
Research and development	20,133	17,289	14,472	15,625	9,894
General and administrative	3,298	2,390	1,782	1,677	1,568

Total operating expenses	23,431	19,679	16,254	17,302	(11,462)

Loss from operations	(16,937)	(14,217)	(8,904)	(10,861)	(5,970)
Other income, net	214	47	307	1,500	1,377

Net loss	(16,723)	(14,170)	(8,597)	(9,361)	(4,593)
Gain on redemption of Series G preferred stock	—	7,719	—	—	—

Net loss attributable to common stockholders	$(16,723)	$(6,451)	$(8,597)	$(9,361)	$(4,593)

Basic and diluted net loss per share attributable to common stockholders	$(10.61)	$(4.61)	$(6.82)	$(9.90)	$(5.83)

Weighted average common shares outstanding—basic and diluted	1,575,923	1,399,190	1,260,069	945,882	787,401

Pro forma basic and diluted net loss per share attributable to common stockholders assuming conversion of preferred stock (unaudited)	$(1.03)
Pro forma weighted average shares outstanding—basic and diluted (unaudited)	16,313,161

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Selected balance sheet data:
Cash and cash equivalents	$30,217	$32,434	$26,561	$34,363	$36,803
Working capital	27,006	30,147	24,054	31,435	32,140
Total assets	38,137	36,647	30,923	39,645	41,191
Equipment debt financing, less current portion	732	925	1,087	1,512	1,387
Accumulated deficit	(55,683)	(38,960)	(32,509)	(23,912)	(14,551)
Total stockholders’ equity	17,227	32,097	26,429	33,659	36,303

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Certain Factors That May Affect Future Results” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and medical capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•	ICA-17043 for sickle cell disease. We initiated a pivotal Phase III clinical trial of ICA 17043 in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with McNeil relating to the development and commercialization of ICA-17043;

•	a compound for atrial fibrillation, which is being developed by our collaborator Bristol-Myers Squibb and is in Phase I clinical trials;

•	lead compounds for epilepsy and neuropathic pain, for which we are conducting preclinical studies; and

•	a compound for dementia, including Alzheimer’s disease, which is being developed by our collaborator Yamanouchi and is undergoing advanced preclinical testing.

On February 8, 2005, we completed an IPO of 5,000,000 shares of our common stock at a price of $8.00 per share. On March 9, 2005, the underwriters purchased an additional 100,000 shares of common stock pursuant to an over-allotment option. Our net proceeds from the IPO, including the over-allotment option and after deducting underwriter’s discounts and commissions and offering expenses, were approximately $35.3 million.

Since our incorporation in November 1992, we have devoted substantially all of our resources to the discovery and development of drug candidates with activity at ion channels. We currently have, either ourselves or with our collaborators, four clinical or preclinical drug development programs, as well as other drug discovery programs addressing specific ion channel targets. We have not received approval to market any product and, to date, have received no product revenues.

Since our inception, we have incurred substantial losses and, as of December 31, 2004, we had an accumulated deficit of $55.7 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

A substantial portion of our revenue for at least the next several years will depend on our achieving development and regulatory milestones in our existing collaborative research and development programs and entering into new collaborations. Our revenue may vary substantially from quarter to quarter and year to year. Our operating expenses may also vary substantially from quarter to quarter and year to year based on the timing of clinical trial patient enrollment and our research activities. In particular, as we advance ICA-17043 in collaboration with McNeil and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain, we expect that our research and development expenses will increase significantly. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied on as indicative of our future performance.

The successful development of our product candidates is highly uncertain. We estimate that we will incur at least approximately $25.0 million over the course of the next three years, representing our portion of the development costs in our collaboration with McNeil, to complete the clinical development of ICA-17043 through the filing of an NDA in the U.S. and at least approximately $5.0 million over the course of the next two years to select a backup compound for the treatment of epilepsy and neuropathic pain and advance this compound into clinical development and through Phase I clinical trials. We cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the remainder of the development of, or the period in which material net cash inflows will commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the expense of clinical trials for additional indications;

•	the success of our collaboration with McNeil;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals;

•	the expense of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

However, we do not expect to generate product revenue in any event earlier than the first half of 2008. If any of our programs experience delays or do not result in a commercial product, we would not generate revenue from that program in a timely manner or at all.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our collaboration agreements contain multiple elements, including non-refundable upfront license fees, payments for reimbursement of research and development costs, payments for ongoing research and development, milestone payments associated with achieving development and regulatory milestones and royalties based on specified percentages of net product sales, if any. We consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

We record cash received in advance of revenue recognition as deferred revenue and recognize revenues as services are performed over the applicable term of the agreement. When the period of deferral cannot be specifically identified from the agreement, we estimate the period based upon other factors contained within the agreement. We continually review these estimates, which could result in a change in the deferral period and the timing and the amount of revenue recognized.

When a payment is specifically tied to a separate earnings process, we recognize revenues when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related program, such as the initiation or completion of clinical trials, filing for approval with regulatory agencies and receipt of approvals by regulatory agencies. Revenues from milestone payments may be considered separable from funding for research and development services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, we can recognize these payments as revenues if and when the performance milestone is achieved if they represent a separate earnings process as described in EITF 00-21.

In connection with our research and development collaborations with McNeil, Abbott, Bristol-Myers Squibb and Yamanouchi, we recognize revenues from non-refundable upfront license fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to our collaborations with Abbott, Bristol-Myers Squibb and Yamanouchi, this period is the initial term of the research phase of the collaboration. With respect to our collaboration with McNeil, this period is the estimated life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2019. Research and development services provided under some of these collaboration agreements are on a fixed fee basis. We recognize revenues associated with long-term, fixed fee contracts based on the performance requirements of the agreements and as services are performed. Our collaboration agreement with Abbott also allows for, and our collaboration agreements with Bristol-Myers Squibb and Yamanouchi allowed for, research term extensions, and each term extension provides or provided for additional research fees to be paid to us based on the level of effort and length of time associated with the services provided. We recognize revenues from contract extensions as we perform the extended services.

We also recognize revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with one of our research collaboration agreements and with our cost sharing arrangement with McNeil. We reflect the associated research costs in our research and development expense.

In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of ICA-17043 by the FDA, $650,000 of which we were obligated to pay to CMCC as of December 31, 2004. We made this payment of $650,000 to CMCC in February 2005. We are recognizing these payments from McNeil as revenue in accordance with SAB 104, EITF Issue 00-21 and other relevant accounting literature. Specifically, we recorded both the $10.0 million upfront payment and the $5.0 million milestone payment as deferred revenue, which we are amortizing to revenue over the estimated life of the agreement, which we have estimated to be 15 years. At the time of the execution of the agreement, we did not consider the achievement of the milestone above to represent a separate earnings process, and therefore we have elected to treat this payment in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognize this payment as revenue when received.

None of the payments that we have received from collaborators to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not yet been invoiced or otherwise notified of actual cost. We make these estimates as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:

•	fees payable to contract research organizations in conjunction with clinical trials;

•	fees payable to contract manufacturers in conjunction with the production of clinical trial materials; and

•	professional service fees.

In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify costs that have begun to be incurred or we underestimate or overestimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon the facts and circumstances known to us.

Research and Development

We expense research and development costs as incurred. Research and development expense includes, among other things, clinical trial costs. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost, based on a variety of factors, beginning with the preparation for the clinical trial. This estimated cost includes payments to our contract research organizations for trial site and patient-related costs, including laboratory costs related to the conduct of the trial, and other costs. Our cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of the treatment period for each patient. As actual costs become known to us, we adjust our accrual; these changes in estimates may result in a material change in our clinical study accrual, which could materially affect our results of operations. Research and development expense includes those costs described under “Financial Operations Overview—Research and Development Expense” below.

Stock-Based Compensation

We account for our employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, or APB 25. Under APB 25, we do not recognize compensation expense when we issue stock options to employees and non-employee directors, unless the exercise price is below the fair market value of the underlying common stock on the date of grant. We recorded deferred compensation of approximately $4.1 million during 2004, $1.2 million during 2003 and $0 during 2002 for stock options granted with an exercise price less than the fair value of the underlying common stock on the date of grant. We amortize our deferred stock-based compensation on a straight-line basis over the related option vesting periods, which range from one to four years. We recorded amortization of deferred compensation of approximately $1.1 million during 2004, $253,000 during 2003, and $145,000 during 2002. We also anticipate recording amortization of deferred compensation for options granted through December 31, 2004 of approximately $1.3 million for the year ending December 31, 2005, $1.3 million for the year ending December 31, 2006, $1.2 million for the year ending December 31, 2007, and $350,000 for the year ending December 31, 2008. For more information on this subject, you should refer to Notes 7 and 8 to our financial statements included elsewhere in this Annual Report on Form 10-K.

As required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, our financial statement footnotes disclose on a pro forma basis the amount of compensation expense that we would have recorded had we applied the fair value option methodology described in SFAS 123. Had we recorded all of our stock-based compensation using the SFAS 123 fair value methodology, our compensation expense would have been approximately $7,000 greater and our diluted net loss per share attributable to common stockholders would have been approximately $0.01 greater in 2004. For more information on this subject, you should refer to Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K. As discussed in the section “Recent Accounting Pronouncements,” we plan to adopt FAS 123(R) as of July 1, 2005.

Accounting for Income Taxes

Under our income tax policy, we record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carryforwards, including orphan drug credit carryforwards. We have recorded a full valuation allowance to reduce our deferred tax assets as, based on available objective evidence, it is more likely than not that the deferred tax asset will not be realized. In the event that we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period the determination is made.

As of December 31, 2004, we had net operating loss carryforwards of approximately $37.6 million and research and development credit carryforwards of approximately $2.4 million for income tax purposes that begin to expire in the year 2011. Our orphan drug credit carryforwards of $10.0 million as of December 31, 2004 for income tax purposes begin to expire in 2019. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership, including changes resulting from our IPO, pursuant to regulations promulgated under the Internal Revenue Code.

Financial Operations Overview

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale for at least the next several years. To date, our revenue has been derived solely from our collaborations with McNeil, Abbott, Bristol-Myers Squibb and Yamanouchi. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2004 – $6.5 million; 2003 – $5.5 million; and 2002 – $7.4 million. In the year ended December 31, 2004, revenues from our collaborators accounted for the following percentages of our total net revenues: Abbott—52%; McNeil—40%; and Yamanouchi—8%. Research funding under our collaboration agreements with Bristol-Myers Squibb and Yamanouchi has ended and research funding under our collaboration agreement with Abbott is currently scheduled to end on December 31, 2005.

In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC, and a milestone payment of $5.0 million upon acceptance of the protocol for our pivotal Phase III clinical trial of ICA-17043 by the FDA, $650,000 of which we were obligated to pay to CMCC as of December 31, 2004. We made this payment of $650,000 to CMCC in February 2005. We are recognizing these payments from McNeil as revenue in accordance with SAB 104, EITF Issue 00-21 and other relevant accounting literature.

In connection with our collaboration with Yamanouchi, Yamanouchi selected a compound with potential application in the treatment of dementia, including Alzheimer’s disease, for advanced preclinical studies during the fourth quarter of 2004. The selection of this compound resulted in the achievement of a milestone and the recognition of $500,000 of revenue which was recorded in accounts receivable at December 31, 2004. We recognized the full amount of this milestone payment as revenue during the quarter in which the milestone was achieved, in accordance with SAB 104, EITF Issue 00-21 and other relevant accounting literature. We received payment for this milestone in January 2005.

Research and Development Expense

Research and development expense consists primarily of:

•	salaries and related expenses for personnel;

•	costs of facilities and equipment;

•	fees paid to contract research organizations in conjunction with clinical trials;

•	fees paid to contract manufacturers in conjunction with the production of clinical materials;

•	fees paid to research organizations in conjunction with preclinical animal studies;

•	costs of materials used in research and development;

•	upfront license fees and milestone payments under in-licensing agreements;

•	consulting, license and sponsored research fees paid to third parties; and

•	depreciation of capital assets used to develop our products.

We expense both internal and external research and development costs as incurred. Our collaborators have paid for a portion of our research and development expenses in each of the last three years. We expect that research and development expenditures will continue to increase substantially during 2005 and subsequent years due to:

•	the conduct in collaboration with McNeil of a pivotal Phase III clinical trial of ICA-17043 for the treatment of sickle cell disease. Under the terms of our collaboration with McNeil, we and McNeil have agreed to fund equally the continued development of ICA-17043 in the copromotion territory;

•	preclinical studies to select a backup compound for the treatment of epilepsy and neuropathic pain to advance into clinical development and through Phase I clinical trials; and

•	the continued development of our research programs.

We use our employee and infrastructure resources for several projects. Consistent with our target class approach to drug development, many of our costs are not attributable to a specifically identified project, but instead are directed to broadly applicable research efforts. Accordingly, we do not account for internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. ICA-17043 for sickle cell disease and ICA-69673 for epilepsy and neuropathic pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Year ended December 31,
Development Program	2004	2003	2002
	(in thousands)
ICA-17043	$5,704	$3,770	$2,373
ICA-69673	1,926	1,611	683

Total	$7,630	$5,381	$3,056

We expect that a substantial percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. In order to advance our drug development programs toward eventual commercialization of a drug product, we test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct clinical trials for each drug candidate. Throughout the drug development process, we make submissions to, and engage in discussions with, drug regulatory authorities, with the ultimate goal of submitting to these authorities and having approved applications for marketing approval. If we do not establish a collaboration for the program, we fund these activities ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for some product candidates in order to focus our resources on more promising product candidates. Completion of clinical trials by us or our collaborators may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the length of time required to enroll trial participants;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidate.

None of our drug candidates has received FDA or foreign regulatory marketing approval. We completed a Phase II clinical trial for ICA-17043 in 2004 and are conducting a pivotal Phase III clinical trial of this product candidate in collaboration with McNeil. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our or our collaborators’ clinical data establishes the safety and efficacy of the drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of some of our products, such as our collaborations with McNeil, Abbott, Bristol-Myers Squibb and Yamanouchi. In situations in which third parties have control over the preclinical development or clinical trial process for a product, the estimated completion date is largely under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements will affect our development plan or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product. However, we do not expect to generate product revenue in any event earlier than the first half of 2008.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel serving finance, accounting, intellectual property, information technology, human resource and administrative functions. Other costs include facility costs not included in research and development expense, insurance, professional fees for legal, accounting and public relations services and the legal costs of pursuing patent protection for our intellectual property. We expect that general and administrative expenditures will increase during 2005 and subsequent years due to increasing payroll, public company expenses, our initial commercialization expenses if we receive marketing approvals, business development costs and expanded operational infrastructure.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on equipment debt financing.

Other Income

Other income consists of sublease income from space we are not currently occupying.

Results of Operations

Comparison of Years Ended December 31, 2004 and December 31, 2003

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $1.0 million, or 18%, to $6.5 million for the year ended December 31, 2004 from $5.5 million for the year ended December 31, 2003. This increase reflects an increase of approximately $2.6 million due to the initiation of our collaboration with McNeil in June 2004, an increase of $620,000 in connection with our collaboration with Abbott and the recognition of $500,000 of revenue related to the achievement of a milestone in our collaboration with Yamanouchi, partially offset by a decrease of approximately $1.9 million due to the completion of the research phase of our collaboration with Yamanouchi in December 2003 and a decrease of $809,000 due to the completion of the research phase of our collaboration with Bristol-Myers Squibb in September 2003.

Research and Development Expense

Research and development expense increased by $2.8 million, or 16%, to $20.1 million for the year ended December 31, 2004 from $17.3 million for the year ended December 31, 2003. The increase was due primarily to an increase of $1.9 million related to the development of ICA-17043, an increase of $682,000 in amortization of deferred compensation expense, an increase of $469,000 in salary and benefits expense due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees and an increase of $315,000 related to the development of ICA-69673, partially offset by a decrease of $446,000 in pass-through development expenses resulting from the completion of the research phase of the Yamanouchi collaboration and a decrease of $121,000 in patent expenses.

General and Administrative Expense

General and administrative expense increased by $908,000, or 38%, to $3.3 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. The increase was due primarily to an increase of $389,000 in compensation expense related to the extension of the term of certain options to purchase an aggregate of 40,000 shares of common stock issued to designees of one of our directors, an increase of $257,000 in pre-commercialization expenses for our sickle cell disease program, an increase of $173,000 in amortization of deferred compensation expense, and an increase of $120,000 in salary and benefits due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees and the initiation of cash compensation for our Board of Directors totaling $119,000, partially offset by a decrease of $110,000 in legal expenses.

Interest Income and Interest Expense

Interest income increased $154,000, or 67%, to $384,000 for the year ended December 31, 2004, from $230,000 for the year ended December 31, 2003. The increase in interest income was attributable to a higher average cash balance.

Interest expense decreased $35,000, or 16%, to $178,000 for the year ended December 31, 2004 from $213,000 for the year ended December 31, 2003. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Comparison of Years Ended December 31, 2003 and December 31, 2002

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $1.9 million, or 26%, to $5.5 million for the year ended December 31, 2003 from $7.4 million for the year ended December 31, 2002. This decrease was due primarily to a decrease of approximately $1.3 million in collaboration revenue provided by Yamanouchi for our program targeting dementia, including Alzheimer’s disease, as a result of the winding down of the research phase of this collaboration, a decrease of $351,000 in collaboration revenue provided by Abbott and a decrease of $239,000 in collaboration revenue provided by Bristol-Myers Squibb for our atrial fibrillation program as a result of completion of the research phase of the collaboration on September 30, 2003.

Research and Development Expense

Research and development expense increased by $2.8 million, or 19%, to $17.3 million for the year ended December 31, 2003 from $14.5 million for the year ended December 31, 2002. The increase was due primarily to an increase of approximately $1.4 million in development expenses related to Phase II clinical trials of ICA-17043, an increase of $928,000 in development expenses related to preclinical development and the filing of an IND for ICA-69673, an increase of $509,000 in salary and benefits expense due to normal annual increases in salaries and benefits for existing employees and the addition of new employees, and an increase in patent related expenses of $271,000 related to maintaining and expanding our intellectual property estate. These increases were partially offset by a decrease of $202,000 in outsourced preclinical studies due to the hiring of additional employees to carry out these studies internally and by a decrease of $183,000 in sponsored research due to the completion of a sponsored research agreement with a university laboratory.

General and Administrative Expense

General and administrative expense increased by $608,000, or 34%, to $2.4 million for the year ended December 31, 2003 from $1.8 million for the year ended December 31, 2002. The increase was due primarily to an increase of approximately $422,000 in legal expenses in connection with a trade name settlement and increased business development activities.

Interest Income and Interest Expense

Interest income decreased $318,000, or 58%, to $230,000 for the year ended December 31, 2003 from $548,000 for the year ended December 31, 2002. The decrease in interest income was attributable to lower interest rates and a lower average balance of cash and cash equivalents during 2003. Interest expense decreased $58,000, or 21%, to $213,000 for the year ended December 31, 2003 from $271,000 for the year ended December 31, 2002. The decrease in interest expense was attributable to lower interest rates and decreased average borrowings under our equipment debt financing.

Gain on Redemption of Series G Preferred Stock

In December 2003, we issued 2,441,171 shares of series H convertible preferred stock at a price of $8.00 per share, resulting in gross proceeds of $19.5 million. Shares of series H convertible preferred stock are convertible into common shares at a conversion ratio of one common share per preferred share. Holders of our series G convertible preferred stock who elected to purchase shares of series H convertible preferred stock received, for each $15.00 invested in series H convertible preferred stock, one share of series G-1 convertible preferred stock in exchange for each share of series G convertible preferred stock held, limited to the extent of such stockholders’ shares of series G convertible preferred stock. Prior to the issuance of the series H convertible preferred stock, shares of series G convertible preferred stock had been convertible into common shares at a conversion ratio of one common share per preferred share. Shares of series G-1 convertible preferred stock are convertible at a conversion ratio of 1.875 common shares per preferred share. We refer to this exchange process as the “Exchange” and the participants in the Exchange as the “Exchanging Stockholders”.

Of the 2,441,171 shares of series H convertible preferred stock issued, 2,135,790 shares were issued to certain of the existing holders of series G convertible preferred stock, or their affiliates, for an aggregate purchase price of $17.1 million. The Exchanging Stockholders held 948,343 shares of series G convertible preferred stock, all of which were exchanged for shares of series G-1 convertible preferred stock pursuant to the Exchange. The effect of the Exchange was to increase the number of common share equivalents held by the Exchanging Stockholders to 1,778,143 as a result of the higher conversion ratio of the shares of series G-1 convertible preferred stock relative to the shares of series G convertible preferred stock. Had the Exchanging Stockholders not participated in the Exchange, they would have received the benefit of the weighted average price protection provision in our certificate of incorporation applicable to the original series G convertible preferred stock. This provision would have resulted in an increase in the number of common share equivalents held by such stockholders from 948,343 to 1,079,298. Therefore, the increase in the number of common share equivalents held by the Exchanging Stockholders above 1,079,298 was considered to represent the incremental new common share equivalents, or “Incremental Shares,” the Exchanging Stockholders received as a result of their participation in the Exchange. The number of Incremental Shares received by such stockholders was 698,845.

Exchanging Stockholders received 2,135,790 shares of series H convertible preferred stock and 698,845 Incremental Shares as a result of their investment in the series H convertible preferred stock financing and their participation in the Exchange, for a total of 2,834,635 shares on an as converted basis. For financial reporting purposes, proceeds received from the Exchanging Stockholders of $17.1 million were allocated between the shares of series H convertible preferred stock and the Incremental Shares in the same proportion as the shares, resulting in $12.9 million being allocated to the shares of series H convertible preferred stock and $4.2 million being allocated to the Incremental Shares. This resulted in an effective price per share for each share of the series H convertible preferred stock and the Incremental Shares of $6.03.

The fair value, for financial reporting purposes, of the shares of series H convertible preferred stock acquired by the Exchanging Stockholders was considered to be $6.03 per share with a conversion ratio of one common share per preferred share. The fair value, for financial reporting purposes, of these shares of series H convertible preferred stock was determined based on the allocation of cash proceeds paid by the Exchanging Stockholders, which is believed to be the most readily determinable fair value of securities issued in these concurrent transactions. Because each share of series G-1 convertible preferred stock is convertible into common shares at a conversion ratio of 1.875 common shares per preferred share, the fair value, for financial reporting purposes, of the shares of series G-1 convertible preferred stock was considered to be $11.30.

In accordance with EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the Exchange was accounted for as an issuance of shares of series G-1 convertible preferred stock as consideration for the redemption of shares of series G convertible preferred stock and the receipt of cash. We considered that, in addition to tendering 948,343 shares of series G convertible preferred stock with a carrying value of $14.2 million, Exchanging Stockholders also paid $4.2 million in cash, representing a total consideration of $18.4 million for the 948,343 shares of series G-1 convertible preferred stock issued. These shares of series G-1 convertible preferred stock were deemed to have a fair value, for financial reporting purposes, of $11.30 per share, for an aggregate value of $10.7 million. Accordingly, we recorded a gain of $7.7 million upon the Exchange related to the excess of the carrying value of the shares of series G convertible preferred stock redeemed and the cash received over the estimated fair value, for financial reporting purposes, of the shares of series G-1 convertible preferred stock issued.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with McNeil, Abbott, Bristol-Myers Squibb and Yamanouchi, proceeds from equipment debt financing and capital leases and interest income. From inception through December 31, 2004, we have raised net proceeds of $78.6 million from private equity financings and the exercise of stock options. From inception through December 31, 2004, we have also received $54.1 million in license fees and research and development funding, $6.7 million in proceeds from equipment debt financing and capital leases and $6.0 million in interest income. To date, inflation has not had a material effect on our business.

On February 8, 2005, we completed an IPO of 5,000,000 shares of our common stock at a price of $8.00 per share. On March 9, 2005, the underwriters purchased an additional 100,000 shares of common stock pursuant to an over-allotment option. Our net proceeds from the IPO, including the over-allotment option and after deducting underwriter’s discounts and commissions and offering expenses, were approximately $35.3 million.

Cash Flows

At December 31, 2004, our cash and cash equivalents were $30.2 million as compared to $32.4 million at December 31, 2003. Our cash and cash equivalents are highly liquid investments with a maturity of one year or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Net cash used in operating activities was $253,000 for the year ended December 31, 2004. This reflects a net loss of approximately $16.7 million, an increase of approximately $1.6 million in prepaid expenses and other current and non-current assets primarily related to costs associated with our IPO and an increase of $436,000 in accounts receivable. These amounts were partially offset by an increase of approximately $13.7 million in deferred revenue in connection with our collaboration with McNeil, an increase of approximately $2.5 million in accounts payable and accrued expenses, $1.1 million of non-cash charges related to amortization of deferred compensation charges, $1.1 million of non-cash charges for depreciation and amortization of property and equipment, and $117,000 of non-cash changes for amortization of technology licenses.

Net cash used in investing activities in the year ended December 31, 2004 was $2.2 million and consisted of approximately $1.3 million related to obligations to CMCC incurred in connection with our collaboration with McNeil and $888,000 related to the purchase of property and equipment.

Net cash generated by financing activities during the year ended December 31, 2004 was $248,000 and consisted primarily of $729,000 in net proceeds from the exercise of stock options and warrants and $450,000 in proceeds from equipment debt financing, partially offset by $946,000 in principal repayments related to our equipment debt financing.

Net cash used in operating activities was $12.8 million for the year ended December 31, 2003. This reflects a net loss of $14.2 million and a $412,000 increase in prepaid expenses and other assets, which was offset in part by $1.2 million of non-cash charges for depreciation and amortization, $253,000 of non-cash charges for amortization of deferred compensation and a $233,000 increase in accounts payable and accrued expenses. Net cash used in investing activities in the year ended December 31, 2003 was $776,000 and consisted of the purchase of additional property and equipment. Net cash provided by financing activities during the year ended December 31, 2003 was $19.4 million and consisted primarily of $19.5 million in proceeds from the issuance of convertible preferred stock and $806,000 generated from borrowings under our equipment debt financing, partially offset by $970,000 in principal repayments related to our equipment debt financing and capital lease obligations.

Contractual Obligations

Our long-term commitments under operating leases consist of payments relating to our leases of laboratory and office space as well as of office equipment. These leases expire over the period from 2005 to 2008. Our long-term commitments under equipment debt financing consist of payments relating to financing arrangements used primarily for the purchase of laboratory equipment.

We are a party to a number of license agreements, primarily with academic institutions, under which we license patents, patent applications and other intellectual property. The duration of these agreements varies from 10 years to the expiration date of the last-to-expire patent, and we have the option to renew some of these agreements at the end of their terms. Our technology license agreements are generally terminable by us upon short notice. Under some conditions, we are permitted to grant sublicenses for which the licensors are entitled to receive a fee, a share of sublicense income or both. Some of these licenses require annual technology license maintenance fees and periodic payments upon the achievement of specified development and regulatory milestones. We are obligated to pay specified royalties for licensed and sublicensed product sales, and in some cases minimum annual royalties. The table below does not include contingent milestone amounts payable pursuant to these license agreements.

One of our license agreements is with CMCC. Under this agreement, we are required to pay CMCC royalties on net product sales by us or our affiliates and a share of any sublicense income received by us. This sublicense income includes upfront and milestone payments, royalties and our share of profits in the copromotion territory under our collaboration agreement with McNeil. Pursuant to the McNeil collaboration agreement, we are responsible for all amounts due to CMCC other than in respect of our share of profits in the copromotion territory, which we and McNeil have agreed to share equally. See “Intellectual Property—License Agreements” below for a description of the CMCC license agreement. We paid CMCC $1.3 million of the $10.0 million upfront payment that we received from McNeil in June 2004, and were obligated to pay CMCC $650,000 of the $5.0 million milestone payment that we received from McNeil upon acceptance of the protocol for our pivotal Phase III trial by the FDA as of December 31, 2004. We made this payment of $650,000 to CMCC in February 2005. This obligation is included in the table below. The amount of payments or obligations to CMCC are recorded on the balance sheet as long-term assets under the category “technology licenses and related costs” and are amortized to expense over the term of the agreement.

Our other contractual obligations as of December 31, 2004 consisted of $650,000 due to CMCC, $390,000 related to commitments for contract research services for preclinical research and $255,000 related to commitments for software licenses and facilities upfit. These obligations are due in 2005.

The following table summarizes as of December 31, 2004 our contractual obligations for operating leases, equipment debt financing, annual technology license maintenance fees and other contractual obligations, including minimum annual royalties. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due By Period
	Total	2005	2006	2007	2008	2009	2010 and Thereafter
	(in thousands)
Operating leases	$994	$339	$308	$284	$60	$3	$—
Equipment debt financing	1,336	604	409	257	66	—	—
Annual technology license maintenance fees	1,467	132	142	117	132	117	827
Other contractual obligations	1,295	1,295	—	—	—	—	—

Total	$5,092	$2,370	$859	$658	$258	$120	$827

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, including the net proceeds of approximately $35.3 million from our IPO, including the partial exercise by the underwriters of the over-allotment option, funding by McNeil of its share of ICA-17043 development costs and research and development funding of approximately $2.8 million from another collaborator for 2005, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaborations with McNeil, Abbott, Bristol-Myers Squibb and Yamanouchi; and

•	our ability to establish and maintain additional collaborations.

We do not anticipate that we will generate product revenue for at least the next several years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for funding by McNeil of its share of ICA-17043 development costs and collaboration revenue of approximately $2.8 million as funding for research and development activities that we expect to receive during 2005 from one of our collaborators, we do not currently have any commitments for future external funding.

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, Consolidation of Variable Interest Entities, which is an interpretation of Accounting Research Bulletin No. 51, Financial Statements, or FIN 46. FIN 46 requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 (as revised) must be applied to all variable interests held no later than the first interim or annual period ending after March 15, 2004. We do not own equity or other variable interests in other companies. Accordingly, the adoption of FIN 46 did not have an effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective the beginning of the first interim period after June 15, 2003. We have not issued any financial instruments which would be affected by the adoption of SFAS No. 150. Accordingly, the adoption of SFAS No. 150 did not have an effect on our financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted by public companies no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt Statement 123(R) using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions because we have had operating losses since inception.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

We have operated primarily in the United States and have received payments from our collaborators in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this annual report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The important factors listed below, as well as any cautionary language elsewhere in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

Certain Factors That May Affect Future Results

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of December 31, 2004, we had an accumulated deficit of $55.7 million. We have incurred losses in each year since our inception in 1992. Our net losses were $16.7 million in 2004, $14.2 million in 2003 and $8.6 million in 2002. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

We have financed our operations and internal growth principally through the issuance of equity securities and funding under collaborations with leading pharmaceutical companies. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs targeting ion channels, we are unable to predict the extent of any future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as the scope of the clinical trials that we are conducting expands. In addition, subject to regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that our existing cash and cash equivalents, including the net proceeds from our recently completed IPO, funding by McNeil of its share of ICA-17043 development costs and research and development funding of approximately $2.8 million from another collaborator for 2005 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaborations with McNeil, Abbott, Bristol-Myers Squibb and Yamanouchi; and

•	our ability to establish and maintain additional collaborations.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Risks Related to Development of Product Candidates

We depend heavily on the success of our most advanced internal product candidates, ICA-17043 for sickle cell disease and lead compounds for epilepsy and neuropathic pain, which are still under development. If we are unable to commercialize either or both of these product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced internal product candidates, ICA-17043 for sickle cell disease and our lead compounds for the treatment of epilepsy and neuropathic pain. Our ability to generate product revenues, which we do not expect in any case will occur earlier than the first half of 2008, will depend heavily on the successful development and commercialization of these product candidates, particularly ICA-17043. The commercial success of these product candidates will depend on several factors, including the following:

•	successful completion of clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third party payors.

We initiated a pivotal Phase III clinical trial of ICA-17043 for the chronic treatment of sickle cell disease in the first quarter of 2005. This clinical trial may not be successful. It is also possible that the FDA could require us to perform additional studies of ICA-17043, including additional Phase III clinical trials. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA even if we achieve favorable results in the Phase III clinical trial of ICA-17043 for which we are enrolling clinical sites, the FDA may require that we conduct a second pivotal Phase III clinical trial if the FDA does not find the results to be sufficiently persuasive. In addition, the results of our Phase II clinical trial are not necessarily indicative of the results we will obtain in our planned Phase III or other subsequent clinical trials, particularly because the primary clinical endpoints of these trials are not the same.

Our efforts to commercialize the lead compounds that we are developing for epilepsy and neuropathic pain are at an earlier stage, as we are currently conducting preclinical studies of these drug candidates. If we are not successful in commercializing either or both of ICA-17043 and one of our lead compounds for epilepsy and neuropathic pain, or are significantly delayed in doing so, our business will be materially harmed.

We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

•	enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays. For example, enrollment of patients in our Phase II clinical trial of ICA-17043, our sickle cell disease product candidate, took longer than we initially expected. Additionally, participants may drop out of our clinical trials;

•	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks. For example, in March 2005, results of our multiple-dose safety, tolerability and pharmacokinetic study of ICA-69673 did not support the continued development of ICA-69673 for the chronic oral treatment of epilepsy and neuropathic pain. As a result, at this time, we have decided not to pursue the further clinical development of this compound;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we currently anticipate;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

In our Phase II clinical trials of ICA-17043 for sickle cell anemia, the only adverse events that were dose-related and occurred more frequently in the active treatment arms than in the placebo arm were diarrhea and nausea. No patients elected to discontinue treatment with ICA-17043 prematurely as a result of these events.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not be able to obtain marketing approval; or

•	obtain approval for indications that are not as broad as intended.

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether planned clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

Risks Related to Our Dependence on Third Parties for Manufacturing,

Research and Development and Marketing and Distribution Activities

We depend significantly on collaborations with third parties to discover, develop and commercialize some of our product candidates.

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to four such collaborations, with McNeil, Abbott, Bristol-Myers Squibb and Yamanouchi. In 2004, research funding from our collaborators accounted for the following percentages of our total net revenues: Abbott – 52%, McNeil – 40% and Yamanouchi – 8%. Research funding under our collaboration agreements with Bristol-Myers Squibb and Yamanouchi has ended, and the research funding under our collaboration agreement with Abbott is currently scheduled to end at the end of 2005. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we face in connection with these collaborations, and that we anticipate being subject to in future collaborations, include the following:

•	our collaboration agreements are for fixed terms and subject to termination by our collaborators in the event of a material breach by us;

•	our collaborators in some cases have the first right to maintain or defend our intellectual property rights and, although we have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions; and

•	our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations would adversely affect us financially and could harm our business reputation.

If one of our collaborators were to change its strategy or the focus of its development and commercialization efforts with respect to our relationship, the success of our product candidates and our operations could be adversely affected.

There are a number of factors external to us that may change our collaborators’ strategy or focus with respect to our relationship with them. For example:

•	our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us. For example, we are aware of an internal ion channel discovery group at Abbott;

•	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries. For example, in May 2004 our collaborator Yamanouchi signed a definitive merger agreement with Fujisawa Pharmaceutical Co., Ltd., which is scheduled to take effect on April 1, 2005; and

•	the ability of our product candidates and products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products. For example, our collaborator Abbott has not proceeded with clinical trials of a product candidate for the treatment of urinary incontinence that we discovered and developed in collaboration with it following designation of this compound as a clinical candidate and has informed us that it is currently seeking opportunities to out-license this compound.

If any of the above factors were to occur, our collaborator might terminate the collaboration or not commit sufficient resources to the development, manufacture or marketing and distribution of our product or product candidate that is the subject of the collaboration. In such event, we might be required to devote additional resources to the product or product candidate, seek a new collaborator or abandon the product or product candidate, any of which could have an adverse effect on our business.

Under our collaboration agreements, we are restricted from conducting specified types of research, development, manufacturing and commercialization activities.

Our collaboration agreements with Abbott, Bristol-Myers Squibb and Yamanouchi restrict us from conducting research and development with respect to the ion channel targets that are the subjects of the collaborations. These agreements have the effect of limiting the specific ion channel targets as to which we may pursue research and development, either alone or in cooperation with third parties. In the case of our collaboration agreements with Abbott and Bristol-Myers Squibb, these restrictions apply for periods specified in the collaboration agreements and do not survive the expiration or termination of these agreements. In the case of our collaboration with Yamanouchi, these restrictions generally continue until December 2005 even if the collaboration agreement terminates prior to such time. These restrictions may have the effect of limiting our ability to research, develop and commercialize product candidates that we discover with respect to these ion channel targets. In addition, our collaboration agreement with McNeil provides that, except for products that are part of our collaboration, for the period from the effective date of the collaboration until the earlier of the seventh anniversary of the effective date or the third anniversary of the commercial launch of ICA-17043 in the United States, neither we nor McNeil may manufacture or sell specified types of pharmaceutical products for the treatment of sickle cell disease. This exclusivity provision applies during the term of our collaboration agreement with McNeil and to us for up to one year after termination if the collaboration agreement is terminated by McNeil based on our bankruptcy or breach.

The success of ICA-17043 depends heavily on our collaboration with McNeil, which was established in June 2004 and involves a complex sharing of control over decisions, responsibilities and costs and benefits. Any loss of McNeil as a collaborator, or adverse development in the collaboration, would materially harm our business.

In June 2004, we entered into a collaboration with McNeil to develop and commercialize ICA-17043 for the treatment of sickle cell disease. The collaboration involves a complex sharing of control over decisions, responsibilities and costs and benefits. McNeil may terminate the collaboration relationship without cause upon three months’ prior notice, following a period of two years from the inception of the collaboration. McNeil may also terminate the collaboration relationship based upon an FDA requirement to stop clinical trials of ICA-17043 upon six months’ prior notice if the requirement is not withdrawn during the six-month notice period. Any loss of McNeil as a collaborator in the development or commercialization of ICA-17043, dispute over the terms of, or decisions regarding, the collaboration or other adverse development in our relationship with McNeil would materially harm our business.

We may not be successful in establishing additional collaborations, which could adversely affect our ability to discover, develop and commercialize products.

If we are unable to reach new agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements. The terms of any additional collaborations or other arrangements that we establish may not be favorable to us. Moreover, these collaborations or other arrangements may not be successful.

If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

We do not currently own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing ICA-17043 for our clinical trials or that may in the future manufacture the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain for our preclinical studies or clinical trials should cease to continue to do so for any reason, we expect that we would experience delays in advancing these trials while we identify and qualify replacement suppliers.

Use of third party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party; and

•	the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

If we are not able to obtain adequate supplies of our product candidates and any approved products, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we successfully develop may compete with product candidates and products of third parties for access to manufacturing facilities.

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with cGMP regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and products.

If third parties on whom we rely for clinical trials, such as Quintiles Transnational Corp., do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business may suffer.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. We rely on Quintiles Transnational Corp. for the performance of most of our clinical trials. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles Transnational Corp., and QFinance, Inc., the holder of 4.1% of our outstanding capital stock, is a wholly owned subsidiary of Quintiles Transnational Corp.

We rely heavily on independent clinical investigators, contract research organizations and other third party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

We plan to expand our internal clinical development and regulatory capabilities. We will not be successful in doing so unless we are able to recruit appropriately trained personnel and add to our infrastructure.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a number of license agreements. We consider only our license with CMCC to be material to our business. We expect to enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business.

If we infringe or are alleged to infringe intellectual property rights of third parties, it will adversely affect our business.

Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Related to Regulatory Approval of Our Product Candidates

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

We may not be able to obtain orphan drug exclusivity for our products. If our competitors are able to obtain orphan drug exclusivity for their products that are the same drug as our products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained an orphan drug designation from the FDA for our product candidate ICA-17043 for the treatment of sickle cell disease. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for that time period. For a drug composed of small molecules, the FDA defines “same drug” as a drug that contains the same active molecule and is intended for the same use. Orphan drug exclusivity in Europe lasts for ten years, but can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Obtaining orphan drug designation in Europe, where ICA-17043 has not been granted such status, and obtaining orphan drug exclusivity for ICA-17043, both in the United States and in Europe, may be important to its success. If a competitor obtains orphan drug exclusivity for a product competitive with ICA-17043 before we do and if the competitor’s product is the same drug as ours, we would be excluded from the market. Even if we obtain orphan drug exclusivity for ICA-17043, we may not be able to maintain it. For example, if a competitive product that is the same drug as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. Also, ICA-17043 might not be entitled to orphan drug exclusivity if we were to obtain FDA approval for a broader indication.

The fast track designation for our sickle cell disease product candidate may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. Although we have obtained a fast track designation from the FDA for ICA—17043 for the treatment of sickle cell disease, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures.

Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	restrictions on such products, manufacturers or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	voluntary or mandatory recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products abroad.

We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. With respect to some of our product candidates, our collaborator has, or we expect that a future collaborator will have, responsibility to obtain regulatory approvals outside the United States, and we will depend on our collaborators to obtain these approvals. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Risks Related to Commercialization

The commercial success of any products that we may develop will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects;

•	the efficacy and potential advantages over alternative treatments;

•	the ability to offer our product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support; and

•	sufficient third party coverage or reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues.

We do not have a sales organization and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Currently, we plan to build a focused specialty sales and marketing infrastructure to market or copromote some of our product candidates if and when they are approved. There are risks involved with establishing our own sales and marketing capabilities, as well as in entering into arrangements with third parties to perform these services. For example, developing a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed as a result of FDA requirements or other reasons, we would incur related expenses too early relative to the product launch. This may be costly, and our investment would be lost if we cannot retain our sales and marketing personnel.

If we are unable to obtain adequate reimbursement from third party payors for any products that we may develop or acceptable prices for those products, our revenues and prospects for profitability will suffer.

Most patients will rely on Medicare and Medicaid, private health insurers and other third party payors to pay for their medical needs, including any drugs we or our collaborators may market. If third party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. In December 2003, the Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003. While the program established by this statute may increase demand for our products, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain. Non-Medicare third party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.

A primary trend in the United States healthcare industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our products.

Third party payors are challenging the prices charged for medical products and services, and many third party payors limit reimbursement for newly-approved healthcare products. In particular, third party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

We have product liability insurance that covers our clinical trials up to a $5.0 million annual aggregate limit with a deductible of $25,000 per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We believe that our most significant competitors in the area of drugs that work by modulating the activity of ion channels are large pharmaceutical companies which have internal ion channel drug discovery groups as well as smaller more focused companies engaged in ion channel drug discovery.

There are approved products on the market for all of the diseases and indications for which we are developing products. In many cases, these products have well known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. See “Business—Clinical and Preclinical Programs.” In addition, we are aware of product candidates of third parties that are in development, which, if approved, would compete against product candidates for which we receive marketing approval.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business.

Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our research and development programs involve the controlled use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources. We maintain liability insurance for some of these risks, but our policy excludes pollution and has a coverage limit of $5.0 million.

Risks Related to Employees and Growth

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider retaining Dr. P. Kay Wagoner, our president and chief executive officer, to be key to our efforts to develop and commercialize our product candidates. All of our employees, other than Dr. Wagoner and Dr. Katz, are at will employees and can terminate their employment at any time. Our employment agreements with Dr. Wagoner and Dr. Katz are terminable by them on short or no notice.

In addition, our growth will require us to hire a significant number of qualified scientific and commercial personnel, including clinical development, regulatory, marketing and sales executives and field personnel, as well as additional administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

General Company Related Risks

Our executive officers, directors and principal stockholders have the ability to control all matters submitted to stockholders for approval.

As of February 28, 2005, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 46.7% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our corporate charter documents, under Delaware law and in our collaboration agreement with McNeil may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

Provisions of our corporate charter and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could, among other things, be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our corporate charter. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

Under our collaboration with McNeil, McNeil has the right to terminate the copromotion agreement and our governance rights under the collaboration agreement if specified changes in control of us occur involving a list of five specified large pharmaceutical and biotechnology companies. In addition, in such event, our right to receive a share of profits and losses in the copromotion territory is converted into a right to receive a royalty on net product sales. These provisions may have the effect of discouraging or preventing a change in control of our company.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the IPO price or the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory developments in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Certain Factors That May Affect Future Results” section.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of 14,857,468 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance, subject to lock-up agreements signed in connection with our IPO.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

We have operated primarily in the United States and have received payments from our collaborators in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in the proxy statement for our 2005 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our 2005 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this annual report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted in the “Corporate Governance” section of our website, www.icagen.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 10 of Form 8-K.

ITEM 11—EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K is contained in the proxy statement for our 2005 annual meeting of stockholders under the captions “Compensation of our Directors and Executive Officers” and “Comparative Stock Performance” and is incorporated in this annual report on Form 10-K by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our 2005 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our 2005 annual meeting of stockholders under the caption “Compensation of our Directors and Executive Officers—Securities Authorized for Issuance Under our Equity Compensation Plans” and is incorporated in this annual report on Form 10-K by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our 2005 annual meeting of stockholders under the captions “Certain Relationships and Related-Party Transactions” and “Compensation of our Directors and Executive Officers—Employment Agreements and—Severance Policy” and is incorporated in this annual report on Form 10-K by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our 2005 annual meeting of stockholders under the caption “Proposal 2—Ratification of the Appointment of Auditors” and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Financial Statements

The following financial statements of Icagen, Inc. are included in this report immediately following the signature page:

•	Report of Independent Registered Public Accounting Firm

•	Balance sheets at December 31, 2004 and December 31, 2003

•	Statements of operations for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

•	Statements of stockholders’ equity for the years ended December 31, 2004, December 31, 2003, December 31, 2002 and December 31, 2001

•	Statements of cash flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002

•	Notes to the Financial Statements

2.	Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes hereto.

3.	Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICAGEN, INC. (Registrant)

By:	/S/ P. KAY WAGONER, PH.D.
P. Kay Wagoner, Ph.D. Chief Executive Officer and President

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ P. KAY WAGONER, PH.D. P. Kay Wagoner, Ph.D.	Director, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2005

/S/ RICHARD D. KATZ, M.D. Richard D. Katz, M.D.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2005

/S/ ROBERT J. JAKOBS Robert J. Jakobs	Principal Accounting Officer	March 31, 2005

/S/ H. JEFFERSON LEIGHTON, PH.D. H. Jefferson Leighton, Ph.D.	Director	March 31, 2005

/S/ ANDRÉ L. LAMOTTE, SC.D. André L. Lamotte, Sc.D.	Director	March 31, 2005

/S/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 31, 2005

/S/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director	March 31, 2005

/S/ DENNIS B. GILLINGS, PH.D. Dennis B. Gillings, Ph.D.	Director	March 31, 2005

/S/ RICHARD G. MORRISON Richard G. Morrison	Director	March 31, 2005

/S/ MARTIN A. SIMONETTI Martin A. Simonetti	Director	March 31, 2005

I CAGEN, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Icagen, Inc.

We have audited the accompanying balance sheets of Icagen, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icagen, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Raleigh, North Carolina

January 31, 2005,

except for paragraph 2 of Note 1, as to which the date is March 9, 2005,

paragraph 13 of Note 6, as to which the date is February 8, 2005, and

Note 13, as to which the date is March 9, 2005

Icagen, Inc.

Balance Sheets

(in thousands, except share and per share data)

	Pro Forma December 31, 2004 Stockholders’ Equity	2004	2003
Assets
Current assets:
Cash and cash equivalents		$30,217	$32,434
Accounts receivable		502	66
Prepaid expenses and other		2,958	1,272

Total current assets		33,677	33,772

Non-current assets:
Property and equipment, net		1,906	2,137
Technology licenses and related costs, net of accumulated amortization of $361 and $244 as of December 31, 2004 and 2003, respectively		2,506	649
Deposits and other		48	89

Total non-current assets		4,460	2,875

Total assets		$38,137	$36,647

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$3,502	$1,135
Accrued expenses		1,570	826
Current portion of deferred revenue		995	757
Current portion of equipment debt		604	907

Total current liabilities		6,671	3,625
Deferred revenue, less current portion		13,507	—
Equipment debt financing, less current portion		732	925

Total liabilities		20,910	4,550
Commitments and Contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 18,000,000 shares authorized at December 31, 2004; 13,910,639 and 13,828,404 shares issued and outstanding at December 31, 2004 and 2003, respectively, aggregate liquidation preference of $78,910 and $78,801 at December 31, 2004 and 2003, respectively	—	14	14
Common stock, $0.001 par value; 82,000,000 shares authorized at December 31, 2004; 16,477,519 shares outstanding on a pro forma basis; 1,657,456 and 1,455,365 shares issued and outstanding at December 31, 2004 and 2003, respectively	16	2	1
Additional paid-in capital	77,116	77,116	72,281
Employee stock option notes receivable	—	—	(11)
Deferred compensation	(4,222)	(4,222)	(1,228)
Accumulated deficit	(55,683)	(55,683)	(38,960)

Total stockholders’ equity	17,227	17,227	32,097

Total liabilities and stockholders’ equity		$38,137	$36,647

See accompanying notes.

Icagen, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2004	2003	2002
Collaborative research and development revenues:
Research and development fees (including related party research fees from Abbott Laboratories (“Abbott”) of $3,375, $2,754 and $3,104 in 2004, 2003 and 2002, respectively)	$4,643	$5,015	$6,911
Reimbursed research and development costs	1,851	447	439

Total collaborative research and development revenues	6,494	5,462	7,350

Operating expenses:
Research and development (including related party expenses from Quintiles Transnational Corp. of $2,197, $2,498 and $1,690 in 2004, 2003 and 2002, respectively)	20,133	17,289	14,472
General and administrative	3,298	2,390	1,782

Total operating expenses	23,431	19,679	16,254

Loss from operations	(16,937)	(14,217)	(8,904)

Other income (expense):
Interest income	384	230	548
Interest expense	(178)	(213)	(271)
Other income	8	30	30

Total other income, net	214	47	307

Loss before income taxes	(16,723)	(14,170)	(8,597)
Income taxes	—	—	—

Net loss	(16,723)	(14,170)	(8,597)
Gain on redemption of Series G preferred stock	—	7,719	—

Net loss attributable to common stockholders	$(16,723)	$(6,451)	$(8,597)

Basic and diluted net loss per share attributable to common stockholders	$(10.61)	$(4.61)	$(6.82)

Weighted average common shares outstanding—basic and diluted	1,575,923	1,399,190	1,260,069

Pro forma basic and diluted net loss per share attributable to common stockholders assuming conversion of preferred stock (unaudited)	$(1.03)

Pro forma weighted average shares outstanding—basic and diluted (unaudited)	16,313,161

See accompanying notes.

Icagen, Inc.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Employee Stock Option Notes Receivable	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2001	$11	$1	$58,012	$(25)	$(428)	$(23,912)	$33,659
Exercise of options for 245,898 common shares	—	—	107	(45)	—	—	62
Repayment on employee stock option notes receivable	—	—	—	38	—	—	38
Exercise of warrants for 361,612 Series F shares	1	—	1,121	—	—	—	1,122
Amortization of deferred compensation	—	—	—	—	145	—	145
Net loss	—	—	—	—	—	(8,597)	(8,597)

Balance at December 31, 2002	12	1	59,240	(32)	(283)	(32,509)	26,429
Exercise of options for 105,413 common shares	—	—	53	(22)	—	—	31
Repayment on employee stock option notes receivable	—	—	—	43	—	—	43
Issuance of 2,441,171 Series H shares at $8.00, net of stock issuance costs	2	—	19,509	—	—	—	19,511
Issuance of 948,343 Series G-1 shares in exchange for an equal number of Series G shares	—	—	(7,719)	—	—	7,719	—
Deferred compensation related to stock options	—	—	1,198	—	(1,198)	—	—
Amortization of deferred compensation	—	—	—	—	253	—	253
Net loss	—	—	—	—	—	(14,170)	(14,170)

Balance at December 31, 2003	14	1	72,281	(11)	(1,228)	(38,960)	32,097
Exercise of options for 190,993 common shares	—	1	592	(4)	—	—	589
Exercise of warrants for 93,333 Series B shares	—	—	140	—	—	—	140
Repayment of employee stock option notes receivable	—	—	—	15	—	—	15
Deferred compensation related to stock options	—	—	4,103	—	(4,103)	—	—
Amortization of deferred compensation	—	—	—	—	1,109	—	1,109
Net loss	—	—	—	—	—	(16,723)	(16,723)

Balance at December 31, 2004	$14	$2	$77,116	—	$(4,222)	$(55,683)	$17,227

See accompanying notes.

Icagen, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities
Net loss	$(16,723)	$(14,170)	$(8,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,098	1,224	1,256
Amortization of technology licenses and related costs	117	58	32
Amortization of deferred compensation	1,109	253	145
Loss on the disposal of equipment	21	—	—
Write-off of technology licenses and related costs	—	37	—
Changes in operating assets and liabilities:
Accounts receivable	(436)	18	981
Prepaid expenses and other current and non-current assets	(1,645)	(412)	(455)
Accounts payable and accrued expenses	2,461	233	432
Deferred revenue	13,745	(13)	(1,485)

Net cash used in operating activities	(253)	(12,772)	(7,691)

Investing activities
Redemption of securities held-to-maturity	—	—	1,996
Acquisition of property and equipment	(888)	(776)	(761)
Purchase of technology licenses and related costs	(1,324)	—	(133)

Net cash (used in) provided by investing activities	(2,212)	(776)	1,102

Financing activities
Proceeds from sale of preferred stock, net of issuance costs	—	19,511	—
Proceeds from equipment debt financing	450	806	535
Payments on equipment debt financing and capital lease obligations	(946)	(970)	(974)
Proceeds from exercise of warrants and stock options	729	31	1,184
Repayment on employee stock option notes receivable	15	43	38

Net cash provided by financing activities	248	19,421	783

(Decrease) increase in cash and cash equivalents	(2,217)	5,873	(5,806)
Cash and cash equivalents at beginning of year	32,434	26,561	32,367

Cash and cash equivalents at end of year	$30,217	$32,434	$26,561

Supplemental disclosure of cash flow information
Cash paid for interest	$178	$213	$264

Non-cash items
Technology licenses and related costs in accounts payable	$650	—	—

See accompanying notes.

Icagen, Inc.

Notes to Financial Statements

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs, and three of the drug candidates have been successfully advanced into clinical trials. The Company’s four most advanced programs are for the treatment of sickle cell disease, atrial fibrillation, epilepsy and neuropathic pain and dementia, including Alzheimer’s disease. The Company is also conducting ongoing drug discovery programs focused on new therapeutics for pain disorders, inflammatory disorders and glaucoma.

Initial Public Offering and Pro Forma Stockholders’ Equity

On February 8, 2005, the Company completed an initial public offering (“IPO”) of 5,000,000 shares of its common stock at a price of $8.00 per share. On March 9, 2005, the underwriters purchased an additional 100,000 shares of common stock pursuant to the over-allotment option. The Company’s net proceeds from the IPO, including the over-allotment option and after deducting underwriter’s discounts and commissions and offering expenses, were approximately $35.3 million.

All outstanding shares of the Company’s Series A, Series B, Series C, Series D, Series E, Series E-1, Series F, Series G, Series G-1 and Series H convertible preferred stock (“Preferred Stock”) automatically converted into shares of common stock upon completion of the IPO. Series A, Series B, Series C, Series D, Series E, Series F and Series H converted at a ratio of one common share per preferred share. Series E-1 and Series G converted at a ratio of 1.13809 common shares per preferred share and Series G-1 converted at a ratio of 1.875 common shares per preferred share. The unaudited pro forma stockholders’ equity as of December 31, 2004 reflects the automatic conversion of all outstanding shares of the Company’s Preferred Stock into an aggregate of 14,820,063 shares of common stock as if the conversion had occurred as of December 31, 2004.

Revenue Recognition

The Company’s collaboration agreements contain multiple elements, including non-refundable upfront license fees, payments for reimbursement of research and development costs, payments for ongoing research and development, payments associated with achieving development and regulatory milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

Cash received in advance of revenue recognition is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement. When the period of deferral cannot be specifically identified from the agreement, the deferral period is estimated based upon other factors contained within the agreement. The Company continually reviews these estimates, which could result in a change in the deferral period and which might impact the timing and the amount of revenue recognized.

Icagen, Inc.

Notes to Financial Statements—(Continued)

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related program, such as the initiation or completion of clinical trials, filing for approval with regulatory agencies and receipt of approvals by regulatory agencies. Revenues from milestone payments may be considered separable from funding for research and development services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, these payments could be recognized as revenue if and when the performance milestone is achieved if they represent a separate earnings process as described in EITF 00-21.

In connection with the Company’s research and development collaborations with the McNeil Consumer & Specialty Division of McNeil-PPC, Inc. (“McNeil”), a subsidiary of Johnson & Johnson, Abbott, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) and Yamanouchi Pharmaceutical Co., Ltd. (“Yamanouchi”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaborations with Abbott, Bristol-Myers Squibb and Yamanouchi, this period is the initial term of the research phase of the collaboration. With respect to the Company’s collaboration with McNeil, this period is the estimated life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2019. Research and development services provided under some of the Company’s collaboration agreements are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreement with Abbott also allows for, and the Company’s collaboration agreements with Bristol-Myers Squibb and Yamanouchi allowed for, research term extensions, and each term extension provides or provided for additional research fees to be paid to the Company based on the level of effort and length of time associated with the services provided. Revenues are recognized from contract extensions as the extended services are performed.

Revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with one of the Company’s research collaboration agreements and with the Company’s cost sharing arrangement with McNeil are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

None of the payments that the Company has received from collaborators to date, whether recognized as revenue or deferred, is refundable even if the related program is not successful.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and equipment debt financing approximate fair values at December 31, 2004 and 2003.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of the following as of (in thousands):

	December 31,
	2004	2003
Cash	$239	$831
Money market funds	29,978	31,603

Total	$30,217	$32,434

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the assets beginning when the assets are placed in service. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the remaining lease terms. Depreciation and amortization recorded on property and equipment totaled $1.1 million, $1.2 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002. Certain property and equipment is financed under capital leases. The related capital lease amortization is included in depreciation and amortization in the statements of cash flows (See Note 5).

Technology Licenses and Related Costs

Technology licenses are capitalized and amortized over the lesser of the patent lives or terms of the related agreements (ranging from 10 to 20 years) using the straight-line method. The Company assesses the recoverability of its capitalized technology licenses and related costs by comparing the book value of the asset to the future net undiscounted cash flows expected to be generated by the asset.

During 2003, the Company identified certain technology licenses that no longer met its strategic objectives, which were determined to be unrecoverable and for which the Company had no alternative future uses. Accordingly, the Company recorded impairment losses for such agreements at the time of determination totaling $37,000 during the year ended December 31, 2003. These impairment losses are reflected as a component of research and development expense in the statements of operations. During the years ended December 31, 2004, 2003 and 2002, the Company recorded amortization of technology licenses and related costs of $117,000, $58,000 and $32,000, respectively. The Company estimates that future amortization of its technology licenses and related costs as of December 31, 2004 will be approximately $183,000 for each of the five years in the period ended December 31, 2009.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability is measured by comparing the book value of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is calculated using the amount by which the book value of the asset exceeds the projected discounted future net cash flows arising from the asset.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Accrued Expenses

The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of December 31, 2004 and 2003 consist primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.

Significant Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in accounts with two major financial institutions in the United States. Substantially all deposits in these institutions exceeded the amount of FDIC insurance provided on such deposits at December 31, 2004 and 2003. Concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the strong financial position of the Company’s collaborators.

The Company operates in a single industry and is engaged in discovering drugs that may lead to treatments for disabling and life-threatening diseases. Collaborative research revenues from the Company’s collaboration partners representing 10% or more of total collaborative research revenues are as follows:

	Years ended December 31,
	2004	2003	2002
McNeil	40%	—	—
Abbott	52%	50%	42%
Bristol-Myers Squibb	—	15%	14%
Yamanouchi	8%	35%	44%

Additionally, substantially all of the Company’s accounts receivable were due from Yamanouchi at December 31, 2004 and 2003.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expense includes, among other items, clinical trial costs. The Company accounts for its clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost, based on a variety of factors, beginning with the preparation for the clinical trial. This estimated cost includes payments to contract research organizations for trial site and patient-related costs, including laboratory costs related to the conduct of the trial, and other costs. The cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of the treatment period for each patient.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of the Company’s assets and liabilities and are estimated using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Comprehensive Loss

The Company has adopted the provisions of SFAS No. 130, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.

Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share attributable to common stockholders in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per share attributable to common stockholders (“Basic EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share attributable to common stockholders (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and shares issuable upon the exercise of warrants. For the periods presented, Diluted EPS is identical to Basic EPS because common share equivalents, including all of the Company’s Preferred Stock, outstanding stock options and outstanding warrants, are excluded from the calculation, as their effect is antidilutive. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Years ended December 31,
	2004	2003	2002
Convertible preferred stock	14,737,238	11,543,014	11,105,869
Outstanding common stock options	3,271,395	2,676,712	2,424,337
Outstanding warrants	111,271	119,640	193,236

Total	18,119,904	14,339,366	13,723,442

Unaudited Pro Forma Financial Information

Unaudited pro forma basic and diluted net loss per share attributable to common stockholders is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding Preferred Stock into shares of the Company’s common stock effective upon the completion of the Company’s IPO as if such conversion had occurred at the date of the original issuance.

Icagen, Inc.

Notes to Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Years ended December 31,
	2004	2003	2002
Historical:
Numerator:
Net loss attributable to common stockholders	$(16,723)	$(6,451)	$(8,597)

Denominator:
Weighted-average common shares outstanding	1,575,923	1,399,190	1,260,069

Basic and diluted net loss per share attributable to common stockholders	$(10.61)	$(4.61)	$(6.82)

Pro Forma:
Numerator:
Net loss attributable to common stockholders, as reported	$(16,723)

Denominator:
Shares used above	1,575,923
Pro forma adjustments to reflect assumed conversion of Preferred Stock, on a weighted-average basis (unaudited)	14,737,238

Shares used to compute pro forma basic and diluted net loss per share attributable to common stockholders (unaudited)	16,313,161

Pro forma basic and diluted net loss per share attributable to common stockholders (unaudited)	$(1.03)

Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying common stock on the date of grant, no compensation expense is recognized. For stock options granted with an exercise price less than the fair value of the underlying common stock on the date of grant, the Company records deferred compensation for the difference between the exercise price and the deemed fair value of the Company’s common stock on such date. Deferred compensation is amortized on a straight-line basis over the related option vesting periods, which range from 12 to 48 months.

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amended SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their

Icagen, Inc.

Notes to Financial Statements—(Continued)

employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB No. 25.

Pro forma information regarding net income (loss) is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.7%	2.9%	3.0%
Expected volatility	40.0%	40.0%	0.0%
Expected life (in years)	2.5	2.5	4.0
Estimated weighted average fair value per share of options granted	$4.25	$2.43	$0.22

Option valuation models such as the Black-Scholes model require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the vesting periods. The following disclosure is required in a tabular format by SFAS 148 (in thousands, except per share amounts):

	Years ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders, as reported	$(16,723)	$(6,451)	$(8,597)
Add: stock-based compensation included in net loss	1,109	253	145
Deduct: stock-based compensation assuming SFAS 123 fair value method was applied to all stock option awards	(1,116)	(462)	(251)

Pro forma net loss attributable to common stockholders, as required by SFAS 123	$(16,730)	$(6,660)	$(8,703)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(10.61)	$(4.61)	$(6.82)

Pro forma basic and diluted net loss per share attributable to common stockholders, as required by SFAS 123	$(10.62)	$(4.76)	$(6.91)

Segment Information

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment.

Icagen, Inc.

Notes to Financial Statements—(Continued)

The Company has derived its collaborative research revenues from contracts with collaborators in the following geographic locations (in thousands):

	Years ended December 31,
	2004	2003	2002
United States	$5,993	$3,564	$4,152
Japan	501	1,898	3,198

Total collaborative research revenues	$6,494	$5,462	$7,350

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, Financial Statements. FIN 46 requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 (as revised) must be applied to all variable interests held no later than the first interim or annual period ending after March 15, 2004. The Company does not own equity or other variable interests in other companies. Accordingly, the adoption of FIN 46 did not have an effect on the Company’s financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective the beginning of the first interim period after June 15, 2003. The Company has not issued any financial instruments which would be affected by the adoption of SFAS 150. Accordingly, the adoption of SFAS 150 did not have an effect on the Company’s financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted by public companies no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of

Icagen, Inc.

Notes to Financial Statements—(Continued)

Statement 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt Statement 123(R) using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to these financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions because the Company has had operating losses since inception.

2. Collaborations

The Company has entered into research collaboration agreements with McNeil, Abbott, Bristol-Myers Squibb and Yamanouchi to extend the Company’s ion channel drug discovery technology into additional therapeutic areas and to benefit from the research, development and commercialization capabilities of the Company’s collaborators, as well as to augment the Company’s financial resources. A non-refundable upfront license fee was paid by each collaborator for rights to certain of the Company’s technology. These collaborative research agreements also provide for periodic payments to support the research phase of such programs and payments upon completion of specified development and regulatory milestones. The Company may also receive reimbursement for certain research costs and royalty payments under these agreements based on specified percentages of net product sales, if any. In conjunction with the Company’s collaborative research agreement with Abbott, Abbott purchased 1,191,300 shares of the Company’s Series E convertible preferred stock and 400,000 shares of the Company’s Series E-1 convertible preferred stock (See Note 6). The research phase of the Company’s Bristol-Myers Squibb and Yamanouchi collaboration agreements concluded on September 30, 2003 and December 31, 2003, respectively. The research phase of the Company’s collaboration with Abbott has been extended through December 31, 2005.

In connection with the Company’s collaboration with Yamanouchi, Yamanouchi selected a compound with potential application in the treatment of dementia, including Alzheimer’s disease, for advanced preclinical studies during the fourth quarter of 2004. The selection of this compound resulted in the achievement of a milestone and the recognition of $500,000 of revenue which was recorded in accounts receivable at December 31, 2004. The Company recognized the full amount of this milestone payment as revenue during the quarter in which the milestone was achieved, in accordance with SAB 104, EITF 00-21 and other relevant accounting literature. The Company received payment for this milestone in January 2005.

On June 14, 2004, the Company entered into collaboration and copromotion agreements with McNeil to develop and commercialize ICA-17043 for the treatment of sickle cell disease. Pursuant to the collaboration

Icagen, Inc.

Notes to Financial Statements—(Continued)

arrangement, McNeil paid the Company an initial upfront payment of $10.0 million, $1.3 million of which the Company paid to CMCC, and a milestone payment of $5.0 million upon acceptance by the FDA of the protocol for the Company’s Phase III clinical trial of ICA-17043, $650,000 of which the Company was obligated to pay to CMCC as of December 31, 2004. The Company is recognizing these payments from McNeil as revenue in accordance with SAB 104, EITF Issue 00-21 and other relevant accounting literature. Specifically, both the $10.0 million upfront payment and the $5.0 million milestone payment were recorded as deferred revenue, which is being amortized to revenue over the estimated life of the agreement, which is estimated to be 15 years. At the time of the execution of the agreement, the achievement of the milestone above was not considered to represent a separate earnings process, and therefore this payment was treated in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognized as revenue when received. McNeil is also potentially obligated to pay the Company up to an additional $48.0 million based on the achievement of specified clinical and regulatory milestones.

Under the terms of the agreements, the Company and McNeil agreed to copromote ICA-17043 in the United States and share equally in profits and losses from the commercialization of ICA-17043 in the United States. The Company is also entitled to copromote ICA-17043 with McNeil, at its option, in Canada. In calculating profits and losses in the copromotion territory, each party’s sales force costs generally are excluded, since each party generally is required to provide 50% of the overall sales force efforts. Under the collaboration agreement, the Company granted McNeil a worldwide exclusive license to ICA-17043 and other compounds covered by a specific patent. McNeil is entitled to, subject to specified rights retained by the Company, commercialize ICA-17043 and the other licensed compounds outside the copromotion territory pursuant to this license and is required to pay the Company a royalty on net product sales.

The Company and McNeil have agreed to fund equally the ongoing development costs incurred pursuant to an agreed upon development plan for ICA-17043 in the copromotion territory for sickle cell disease. McNeil is required to fund all development costs outside of the copromotion territory.

Under the Company’s license agreement with CMCC, the Company is required to pay CMCC royalties on net product sales by the Company or the Company’s affiliates and a share of any sublicense income received by the Company. This sublicense income includes upfront and milestone payments, royalties and the Company’s share of profits in the copromotion territory under the Company’s collaboration agreement with McNeil. Pursuant to the McNeil collaboration agreement, the Company is responsible for all amounts due to CMCC other than in respect of the Company’s share of profits in the copromotion territory, which the Company and McNeil have agreed to share equally.

The Company and McNeil are entitled to terminate the collaboration and copromotion agreements under specified conditions. In addition, if specified changes in control of the Company occur, McNeil is permitted to terminate the copromotion agreement and the Company’s governance rights under the collaboration agreement and, in such event, the Company’s right to receive a share of profits and losses in the copromotion territory is converted into a right to receive a royalty on net product sales.

Icagen, Inc.

Notes to Financial Statements—(Continued)

3. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2004	2003
Equipment	$7,475	$6,713
Leasehold improvements	1,436	1,431
Furniture and fixtures	290	272

	9,201	8,416
Less: accumulated depreciation and amortization	(7,295)	(6,279)

Property and equipment, net	$1,906	$2,137

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Accrued development and clinical trial expenses	$1,447	$715
Other accrued expenses	123	111

Total accrued expenses	$1,570	$826

5. Commitments and Contingencies

The Company’s obligations consist of capital leases and equipment debt financing, noncancelable operating leases, technology licenses, other contractual obligations and employment arrangements.

Capital Leases and Equipment Debt Financing

In December 1994, the Company entered into a lease line credit agreement, which was subsequently amended to provide for the acquisition of up to $2.2 million in equipment and other fixed assets. The lease line was accounted for as a capital lease and required repayment of principal and interest over 42 months from the time of purchase. The lease line was repaid in full during 2003. At the end of the lease, the Company purchased the fixed assets at an amount equal to 20% of the original cost. The terms of the lease line included the issuance of warrants to purchase shares of Series B, Series D and Series E convertible preferred stock to the leasing company (See Note 6). As of December 31, 2004, the Company no longer leased equipment financed with capital leases. Capital lease amortization of $0, $1,000 and $36,000 for the years ended December 31, 2004, 2003, and 2002, respectively, is included in depreciation and amortization in the statements of cash flows.

In July 1999, the Company entered into an equipment financing agreement, which was subsequently amended to provide for the acquisition of up to $3.7 million in equipment and other fixed assets. The financing agreement carries a variable interest rate indexed to the average yields on four-year U.S. Treasury Notes, as published by the Dow Jones Telerate Access Service, and requires repayment of principal and interest over 36 to 48 months with a final maturity of 2008. The applicable interest rates through December 31, 2004 ranged from 11.13% to 12.7%. This financing is structured as individual equipment notes, secured by the assets financed under such notes, and does not allow additional asset purchases under this financing beyond December 2004. As of December 31, 2004 and 2003, approximately $1.3 million and $1.8 million of the equipment debt financing were outstanding, respectively. Total equipment with a net carrying value of $3.0 million collaterizes the outstanding equipment debt financing balance at December 31, 2004.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Property and equipment includes the following amounts financed through equipment debt financing (in thousands):

	December 31,
	2004	2003
Equipment, furniture and fixtures	$2,997	$3,401
Leasehold improvements	—	478
Less: accumulated depreciation and amortization	(1,613)	(2,116)

	$1,384	$1,763

As of December 31, 2004, future annual principal payments under equipment debt financing consist of the following for the years ending December 31 (in thousands):

2005	$604
2006	409
2007	257
2008	66

1,336
Current portion of equipment debt financing	(604)

Equipment debt financing, less current portion	$732

Noncancelable Operating Leases

The Company leases certain office equipment under noncancelable operating leases expiring in 2005. The Company leases its facilities under various noncancelable operating leases that expire from 2005 through 2008. The facility leases may be renewed for additional terms.

As of December 31, 2004, future annual minimum payments and sublease income under noncancelable operating leases with terms in excess of one year consist of the following for the years ending December 31 (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases
2005	$339	$16	$323
2006	308	—	308
2007	284	—	284
2008	60	—	60
2009	3	—	3

Total minimum lease payments	$994	$16	$978

Rental expense associated with operating leases was $448,000, $439,000, and $395,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Technology Licenses

The Company is a party to a number of license agreements, primarily with academic institutions, under which it licenses patents, patent applications and other intellectual property for which the Company paid upfront license fees. The duration of these agreements varies from 10 years to the expiration date of the last-to-expire patent and the Company has the option to renew some of these agreements at the end of their terms. The Company’s technology license agreements are generally terminable by the Company upon short notice. Under certain conditions, the Company can grant sublicenses for which the licensors receive a fee. Some of these

Icagen, Inc.

Notes to Financial Statements—(Continued)

licenses require annual maintenance fees and periodic payments upon the achievement of specified development and regulatory milestones. The Company is obligated to pay specified royalties for licensed and sublicensed product sales or specified percentages of income received from sublicenses, and in some cases minimum annual royalties. As of December 31, 2004 and 2003, there were no milestone payments or royalties due under these technology license agreements other than $650,000 due to CMCC at December 31, 2004. This amount is included in accounts payable in the accompanying balance sheet.

In February 2000, the Company entered into an agreement with CMCC for a worldwide exclusive license to products covered by the patent rights licensed from CMCC. The patent rights licensed to the Company by CMCC include patent rights directed to the use of specified classes of compounds for most fields of human and veterinary therapeutics and diagnostics, including the Company’s most advanced drug candidate for the treatment of sickle cell disease. The Company has the right to grant sublicenses under this license. Patents licensed under the CMCC agreement expire over the period from 2012 through 2016.

In exchange for the rights licensed from CMCC, the Company paid CMCC an upfront license fee and license maintenance fees aggregating $250,000. Under the Company’s license agreement with CMCC, the Company is required to pay CMCC royalties on net product sales by the Company or the Company’s affiliates. The Company is also required to make payments to CMCC aggregating up to an additional $250,000 based on achieving specified development and regulatory milestones with respect to each licensed product, which is not a sublicensed product. The Company is entitled to a credit for the development and regulatory milestone payments that it makes against the royalities that the Company would otherwise be obligated to pay of up to, but not more than, 50% of the royalties due in any given payment period. The Company is obligated to pay CMCC specified amounts with respect to any sublicense income received by the Company.

Through December 31, 2004, the Company paid an aggregate of $500,000 for research conducted by CMCC in accordance with a sponsored research agreement between CMCC and the Company. In the Company’s sponsored research agreement with CMCC, CMCC granted the Company a right of first negotiation to obtain a worldwide exclusive license under patent rights resulting from the sponsored research. The Company’s royalty obligation with respect to each licensed product extends until the expiration of the last-to-expire patent, which expires on September 16, 2014, licensed from CMCC covering the licensed products in any country. Upon the later of the expiration of the last-to-expire licensed patent or February 2015, the agreement expires.

Pursuant to its license with CMCC, the Company’s obligation to pay CMCC specified amounts with respect to sublicense income applies to the upfront and milestone payments, royalties and share of profits in the copromotion territory received by the Company under the Company’s collaboration agreement with McNeil. The Company paid CMCC $1.3 million of the $10.0 million upfront payment that the Company received from McNeil in June 2004, and is obligated to pay CMCC $650,000 of the $5.0 million milestone payment that the Company received from McNeil upon acceptance of the protocol for the Company’s pivotal Phase III clinical trial of ICA-17043 by the FDA. Payments or obligations to CMCC are recorded on the balance sheet as long-term assets under the category “technology licenses and related costs” and are amortized to expense over the term of the agreement.

As of December 31, 2003, there were no milestone payments or royalties due under the Company’s technology license agreements. As of December 31, 2004, there were no milestone payments or royalties due under the Company’s technology license agreements other than those due to CMCC, as described above.

Icagen, Inc.

Notes to Financial Statements—(Continued)

As of December 31, 2004, future annual license maintenance fees under the Company’s technology license agreements consist of the following for the years ending December 31 (in thousands):

2005	$132
2006	142
2007	117
2008	132
2009	117
2010 through 2019	827

Total	$1,467

The aggregate amount of the annual maintenance fees under these technology license agreements was $87,000, $67,000 and $128,000 in 2004, 2003 and 2002, respectively.

Other Contractual Obligations

Other contractual obligations as of December 31, 2004 consisted of $650,000 related to the Company’s license with CMCC which had been accrued but not paid, $390,000 related to commitments for contract research services for preclinical research and $255,000 related to software licenses and facilities upfit. These obligations are due in 2005.

Employment Arrangements

The Company provides a severance arrangement for certain of its executive officers and key employees, which includes salary continuance and continued health benefits. At December 31, 2004 and 2003, the Company had not incurred or recorded any obligation related to these arrangements.

6. Stockholders’ Equity

Capital Structure

As of December 31, 2004, the Company was authorized to issue up to 82,000,000 shares of $0.001 par value common stock and 18,000,000 shares of $0.001 par value preferred stock in one or more series. As of December 31, 2003, the Company was authorized to issue up to 27,000,000 shares of $0.001 par value common stock and 18,000,000 shares of $0.001 par value preferred stock in one or more series.

Common Stock

As of December 31, 2004, the Company had outstanding a total of 1,657,456 shares of common stock, of which 482,114 were restricted shares of common stock subject to vesting requirements. The majority of the outstanding shares of common stock have been issued to the founders, directors and employees of the Company. The Company has the right of first refusal to purchase the restricted shares upon notice of transfer by the stockholder. As of December 31, 2004, all of these shares were fully vested.

Convertible Preferred Stock

In December 2003, the Company issued 2,441,171 shares of Series H convertible preferred stock (“Series H”) at a price of $8.00 per share, resulting in gross proceeds of $19.5 million. Series H shares are convertible into common shares at a conversion ratio of one share per preferred share. The Company incurred $18,000 of related

Icagen, Inc.

Notes to Financial Statements—(Continued)

issuance costs, which are recorded as a reduction of the proceeds in the statements of stockholders’ equity. Of the 2,441,171 shares of Series H issued, 2,135,790 shares were purchased by holders of the Company’s Series G convertible preferred stock (“Series G”), or their affiliates, and 305,381 shares were purchased by other investors. The investment in the Series H by other investors was accounted for using a fair market value price of $8.00 per Series H share, resulting in an increase in stockholders’ equity of $2.4 million. The investment in the Series H by holders of Series G stockholders was accounted for in the manner described below. A summary of the Series H issuance is provided in the table below:

	Series G Stockholders	Other Investors	Total
Series H Shares Purchased	2,135,790	305,381	2,441,171
Share Price for Series H Shares	$8.00	$8.00	$8.00
Proceeds	$17,086,000	$2,443,000	$19,529,000

Holders of the Series G shares who elected to purchase shares of Series H (“Exchanging Stockholders”) received, for each $15.00 invested in Series H shares, one share of Series G-1 convertible preferred stock (“Series G-1”) in exchange for each share of Series G held (the “Exchange”), limited to the extent of such stockholders’ shares of Series G. Prior to the issuance of the Series H, Series G shares had been convertible into common shares at a conversion ratio of one common share per preferred share. Series G-1 shares are convertible at a conversion ratio of 1.875 common shares per preferred share. Exchanging Stockholders included the Company’s principal investors, including entities affiliated with Alta Partners, Venrock Associates II, L.P. QFinance, Inc., China Development Industrial Bank, Inc. and HBM Bio Ventures (Cayman) Ltd.

Of the 2,441,171 shares of Series H issued, 2,135,790 shares were issued to certain of the existing holders of Series G, or their affiliates, for an aggregate purchase price of $17.1 million. The Exchanging Stockholders held 948,343 shares of Series G, all of which were exchanged for Series G-1 shares pursuant to the Exchange. The effect of the Exchange was to increase the number of common share equivalents held by such Exchanging Stockholders to 1,778,143 as a result of the higher conversion ratio of the Series G-1 shares relative to the Series G shares. Had the Exchanging Stockholders not participated in the Exchange, they would have received the benefit of the weighted average price protection provision in the Company’s Certificate of Incorporation applicable to the original Series G shares. This provision would have resulted in a conversion ratio adjustment from one common share per preferred share to 1.13809 common shares per preferred share, and would therefore have resulted in an increase in the number of common share equivalents held by such stockholders from 948,343 to 1,079,298. Therefore, the increase in the number of common share equivalents held by the Exchanging Stockholders above 1,079,298 was considered to represent the incremental new common share equivalents (“Incremental Shares”) such Exchanging Stockholders received as a result of their participation in the Exchange.

The number of Incremental Shares received by such stockholders was therefore 698,845. A summary of the calculation of the number of Incremental Shares is provided in the table below:

Series G-1 Shares Received in Exchange	948,343

As Converted at 15 to 8	1,778,143
Less: As Converted at 15 to 13.18	1,079,298

Incremental Shares (as converted)	698,845

Exchanging Stockholders received 2,135,790 shares of Series H and 698,845 Incremental Shares as a result of their investment in the Series H financing and their participation in the Exchange, for a total of 2,834,635 shares on an as converted basis. For financial reporting purposes, proceeds received from such Exchanging

Icagen, Inc.

Notes to Financial Statements—(Continued)

Stockholders of $17.1 million were therefore allocated between the Series H shares and the Incremental Shares in the same proportion as the shares, resulting in $12.9 million being allocated to the Series H shares and $4.2 million being allocated to the Incremental Shares. For each of the Series H shares and the Incremental Shares, the calculated effective price per share was therefore $6.03. A summary of these calculations is provided in the table below:

	Shares	Percent of Shares	Allocation of Proceeds	Share Price (Common Share Equivalent)
Shares (as converted)
Series H Shares	2,135,790	75.3%	$12,874,000	$6.03
Incremental Shares	698,845	24.7%	4,212,000	6.03

Total Shares	2,834,635	100.0%	$17,086,000	$6.03

The fair value, for financial reporting purposes, of the Series H shares acquired by the Exchanging Stockholders was considered to be $6.03 per share with a conversion ratio of one common share per preferred share. The fair value, for financial reporting purposes, of these Series H shares was determined based on the allocation of cash proceeds paid by the Exchanging Stockholders, which is believed to be the most readily determinable fair value of securities issued in these concurrent transactions. Because each Series G-1 share is convertible into common shares at a conversion ratio of 1.875 common shares per preferred share, the fair value, for financial reporting purposes, of the Series G-1 shares was therefore considered to be $11.30.

In accordance with EITF D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the Exchange was accounted for as an issuance of Series G-1 shares as consideration for the redemption of Series G shares and the receipt of cash. The Company considered that, in addition to tendering 948,343 shares of Series G with a carrying value of $14.2 million, Exchanging Stockholders also paid $4.2 million in cash, representing a total consideration of $18.4 million for the 948,343 shares of Series G-1 issued. These Series G-1 shares were deemed to have a fair value, for financial reporting purposes, of $11.30 per share, for an aggregate value of $10.7 million. Accordingly, the Company recorded a gain of $7.7 million upon the Exchange related to the excess of the carrying value of the Series G shares redeemed and the cash received over the estimated fair value, for financial reporting purposes, of the Series G-1 shares issued. A summary of these calculations is provided in the table below:

Carrying Value of Series G Shares	$14,225,000
Allocation of Proceeds to Incremental Shares	4,212,000

Total	18,437,000
Less: Fair Value of Series G-1 Shares Issued in Exchange	10,718,000

Gain on Series G/G-1 Exchange	$7,719,000

Icagen, Inc.

Notes to Financial Statements—(Continued)

The following is a summary, as of December 31, 2004 and December 31, 2003, of the rights, preferences and terms of the Company’s outstanding series of Preferred Stock (in thousands, except share and per share data):

	Convertible Preferred Stock as of December 31, 2004
	Initial Issuance	Shares Authorized	Shares Issued and Outstanding	Share Conversion Ratio	Common Shares Issuable Upon Conversion		Liquidation Price Per Share	Aggregate Liquidation Preference
Series A	March 1993	325,000	325,000	1 to 1	325,000		$1.00	$325
Series B	December 1994	1,500,000	1,229,540	1 to 1	1,229,540	**	1.50	1,844
Series C	October 1995	2,173,914	1,521,442	1 to 1	1,521,442	**	2.30	3,499
Series D	March 1997	2,125,849	2,065,049	1 to 1	2,065,049	**	2.75	5,679
Series E	November 1997	1,229,041	825,000	1 to 1	825,000		4.85	4,001
	November 1999	*	396,825	1 to 1	396,825		8.19	3,250
Series E-1	January 2001	400,000	400,000	15 to 13.18	455,235		15.00	6,000
Series F	August 1999	3,703,000	3,581,612	1 to 1	3,581,612		5.00	17,908
Series G	November 2000	1,125,000	176,657	15 to 13.18	201,046		15.00	2,650
Series G-1	December 2003	1,125,000	948,343	15 to 8	1,778,143		15.00	14,225
Series H	December 2003	3,750,000	2,441,171	1 to 1	2,441,171		8.00	19,529

		17,456,804	13,910,639		14,820,063			$78,910

*	Of the 1,229,041 shares authorized, 1,191,300 were authorized as of November 1997.

**	In March 2004, holders of 298 shares of Series C and holders of 10,800 shares of Series D converted their preferred stock to common stock. In November 2004, holders of 93,333 warrants to purchase shares of Series B exercised those warrants.

	Convertible Preferred Stock as of December 31, 2003
	Initial Issuance	Shares Authorized	Shares Issued and Outstanding	Share Conversion Ratio	Common Shares Issuable Upon Conversion	Liquidation Price Per Share	Aggregate Liquidation Preference
Series A	March 1993	325,000	325,000	1 to 1	325,000	$1.00	$325
Series B	December 1994	1,500,000	1,136,207	1 to 1	1,136,207	1.50	1,704
Series C	October 1995	2,173,914	1,521,740	1 to 1	1,521,740	2.30	3,500
Series D	March 1997	2,125,849	2,075,849	1 to 1	2,075,849	2.75	5,709
Series E	November 1997	1,229,041	825,000	1 to 1	825,000	4.85	4,001
	November 1999	*	396,825	1 to 1	396,825	8.19	3,250
Series E-1	January 2001	400,000	400,000	15 to 13.18	455,235	15.00	6,000
Series F	August 1999	3,703,000	3,581,612	1 to 1	3,581,612	5.00	17,908
Series G	November 2000	1,125,000	176,657	15 to 13.18	201,046	15.00	2,650
Series G-1	December 2003	1,125,000	948,343	15 to 8	1,778,143	15.00	14,225
Series H	December 2003	3,750,000	2,441,171	1 to 1	2,441,171	8.00	19,529

		17,456,804	13,828,404		14,737,828		$78,801

*	Of the 1,229,041 shares authorized, 1,191,300 were authorized as of November 1997.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company (“Liquidation”), including (i) any transaction in which the Company is merged or consolidated into another company in which the holders of Preferred Stock hold less than 80% of the voting rights of the surviving company or (ii) the sale of all or substantially all of the assets of the Company if, in either case, 80% of the holders of the then outstanding shares of Preferred Stock voting as a class elect to effect a Liquidation, then the following preferences are payable to the holders of Preferred Stock. The preference amounts due are payable according to the above Preferred Stock tables or in such amounts per share as would have been payable had each such share been converted into common stock. The liquidation preferences are paid in the following order of priority: i) Series H stockholders; ii) Series G and Series G-1 stockholders on a pari passu basis; iii) Series F stockholders; iv) Series D, Series E and Series E-1 stockholders on a pari passu basis; v) Series C stockholders; vi) Series B stockholders; and vii) Series A stockholders. The holders of common stock receive any remaining assets and funds available for distribution after the liquidation preferences have been paid in full.

Conversion

Each holder of Preferred Stock may convert any or all of such holder’s Preferred Stock into common stock at any time. The conversion ratio is subject to adjustment based on certain events specified in the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”). The Company has reserved a sufficient number of its authorized shares of common stock for the purpose of effecting the future conversion of its Preferred Stock.

Automatic Conversion

Contemporaneously with the closing of a public offering of common stock resulting in gross cash proceeds of at least $25 million, all outstanding shares of Preferred Stock other than Series E convertible preferred stock automatically convert into common stock at the then effective applicable conversion price for such shares. Contemporaneously with the closing of a public offering of common stock resulting in gross cash proceeds of at least $10.0 million at a share price of $5.00 or greater, the outstanding shares of all shares in Series E automatically convert into common stock at the then effective applicable conversion price for such shares. On February 8, 2005, the Company completed its IPO and all outstanding shares of the Company’s Preferred Stock automatically converted into 14,820,063 shares of common stock.

Dividends

Dividends on all series of outstanding Preferred Stock are payable when and if declared by the Company’s Board of Directors. No dividends shall be paid to the holders of the Company’s common stock unless equivalent dividends have been declared and paid on each series of outstanding Preferred Stock. Through December 31, 2004, no cash dividends have been declared or paid by the Company.

Voting Rights

The holders of shares of Preferred Stock are entitled to vote based on the number of common shares each holder would receive upon conversion. Each series of Preferred Stock is noncumulative and entitled to vote on all matters with votes equal to the number of shares of common stock into which the Preferred Stock is convertible (Series A, Series B, Series C, Series D, Series F, Series G, Series G-1 and Series H stockholders have special voting rights and Series E and Series E-1 stockholders have limited special voting rights). The Company’s Certificate of Incorporation includes certain provisions that protect the rights and privileges of its preferred stockholders.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Transfer Restrictions

The holders of certain shares of common stock are subject to transfer restrictions specified in the respective restricted stock or option agreements.

Warrants

At December 31, 2003 the Company had warrants outstanding for the purchase of 93,333 shares of Series B at an exercise price of $1.50 per share, which were exercised in November 2004. At December 31, 2003 and December 31, 2004 the Company had warrants outstanding for the purchase of 19,091 shares of Series D at an exercise price of $2.75 per share which expire in May 2007 and warrants outstanding for the purchase of 7,216 shares of Series E at an exercise price of $4.85 which expire in August 2008. The weighted average exercise price of all outstanding warrants was $3.33 at December 31, 2004 and $1.90 at December 31, 2003.

During 2002, the Company issued an aggregate of 361,612 shares of Series F upon the exercise of warrants as described below. The Company issued 187,010 shares of Series F in connection with the exercise of warrants at an exercise price of $6.00 per share paid in cash. The Company also issued 174,602 shares of Series F in connection with the exercise of warrants using a cashless exercise provision. In October 2002, 4,990 Series F warrants expired unexercised. There were no Series F warrants outstanding as of December 31, 2004.

At the time of issuance, the fair value of the above warrants was estimated using a Black-Scholes model. The Company deemed the estimated fair values were nominal and did not record such values in its financial statements.

The Company has reserved a sufficient number of shares of common stock and Preferred Stock for issuance upon exercise of the outstanding warrants described above.

Common Stock Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31, 2004	December 31, 2003
For conversion of Preferred Stock:
Series A	325,000	325,000
Series B	1,229,540	1,136,207
Series C	1,521,442	1,521,740
Series D	2,065,049	2,075,849
Series E	1,221,825	1,221,825
Series E-1	455,235	455,235
Series F	3,581,612	3,581,612
Series G	201,046	201,046
Series G-1	1,778,143	1,778,143
Series H	2,441,171	2,441,171
Outstanding warrants	26,307	119,640
Outstanding stock options	3,502,207	2,852,158
Possible future issuance under the 1996 equity compensation plan	614,549	585,591

Total shares reserved	18,963,126	18,295,217

Icagen, Inc.

Notes to Financial Statements—(Continued)

7. Stock Options

In January 1996, the Board of Directors adopted and the stockholders approved the Icagen, Inc. Equity Compensation Plan (the “1996 Plan”) to create an additional incentive for key employees, directors and consultants or advisors. The 1996 Plan authorizes the issuance of stock options to be granted as incentive and nonqualified stock options, restricted stock, and other stock-based awards. The Board of Directors determines the exercise prices of all options granted. The options vest based on terms provided for in the individual stock option agreements issued pursuant to the 1996 Plan. Options generally vest on a monthly basis over a period of one to four years.

As of December 31, 2004, the Company has authorized an aggregate of 5,100,000 shares of common stock to be issued in connection with stock awards under the 1996 Plan. Options are exercisable from five to ten years from the date of grant. Employees may exercise stock options by paying cash or, in the case of optionees other than executive officers and directors, by executing a note payable to the Company for the aggregate exercise price less the stated par value for the exercised options. These notes are full recourse and are payable in equal installments through payroll deduction over a one-year term. The interest rates on employee stock option notes receivable outstanding at December 31, 2004 ranged from 1.58% to 1.71%.

In February 2004, the Board of Directors adopted and on May 19, 2004, the stockholders approved, the 2004 Stock Incentive Plan (the “2004 Plan”), which became effective on February 3, 2005, the date on which the Company’s registration statement for its IPO was declared effective. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon effectiveness of the 2004 Plan, the number of shares of common stock reserved for issuance under the 2004 Plan was 3,080,892 shares. The 2004 Plan also contains a provision that allows for an automatic annual increase in the number of shares authorized under the 2004 Plan, beginning in 2006, subject to certain limitations specified in the 2004 Plan.

The following table summarizes activity related to options to purchase shares of the Company’s common stock:

	Shares Available for Grant	Incentive Stock Options Outstanding	Weighted Average Exercise Price	Nonqualified Stock Options Outstanding	Weighted Average Exercise Price	Total Stock Options Outstanding
Balance at December 31, 2001	832,246	2,056,098	$0.99	370,716	$0.36	2,426,814
Authorized	200,000	—	—	—	—	—
Granted	(378,414)	328,414	2.17	50,000	2.00	378,414
Exercised	—	(154,336)	0.49	(91,562)	0.34	(245,898)
Forfeited	87,027	(47,027)	1.27	(40,000)	0.28	(87,027)

Balance at December 31, 2002	740,859	2,183,149	1.20	289,154	0.68	2,472,303
Authorized	330,000	—	—	—	—	—
Granted	(557,112)	507,112	2.25	50,000	2.25	557,112
Exercised	—	(105,413)	0.50	—	—	(105,413)
Forfeited	71,844	(71,844)	1.78	—	—	(71,844)

Balance at December 31, 2003	585,591	2,513,004	1.43	339,154	0.91	2,852,158
Authorized	870,000	—	—	—	—	—
Granted	(873,477)	570,477	5.36	303,000	2.08	873,477
Exercised	—	(88,563)	1.06	(102,430)	1.05	(190,993)
Forfeited	32,435	(32,435)	1.90	—	—	(32,435)

Balance at December 31, 2004	614,549	2,962,483	$2.19	539,724	$1.54	3,502,207

Icagen, Inc.

Notes to Financial Statements—(Continued)

In October 2004, the Company extended the term of certain options to purchase an aggregate of 40,000 shares of common stock issued to designees of one of its directors through October 15, 2004, which options were exercised on October 15, 2004. The Company recorded approximately $389,000 related to the intrinsic value of these options as general and administrative expense in October 2004 and accounted for this extension as a forfeiture in 2002 and a reissuance of these options in 2004. In the table above, these 40,000 options do not impact the shares available for grant under the 1996 Plan because this was an extension of previously granted options.

Selected information regarding stock options as of December 31, 2004 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.15 – $0.23	125,320	1.2	$0.17	125,320	$0.17
0.28 – 0.34	231,851	3.3	0.32	231,851	0.32
0.50 – 0.75	914,805	5.4	0.62	912,920	0.62
2.00 – 2.25	1,597,054	7.7	2.14	968,103	2.10
2.50 – 5.00	387,100	9.3	4.27	46,080	4.58
6.40 – 6.40	246,077	9.7	6.40	17,700	6.40

$0.15 – $6.40	3,502,207	6.9	$2.09	2,301,974	$1.31

During 2004 all options were issued at prices below the fair market value of the underlying common stock (see Note 8). The weighted average fair market value of the underlying common stock during 2004 was $9.47.

At December 31, 2004, 2003 and 2002, 2,301,974, 1,953,942 and 1,400,212 of the Company’s outstanding options were exercisable, respectively.

8. Deferred Compensation

During the years ended December 31, 2004, 2003 and 2002, the Company recorded deferred compensation of $4.1 million, $1.2 million and $0, respectively, for stock options granted with exercise prices less than the fair value of the underlying common stock on the grant date. Deferred compensation is amortized on a straight-line basis over the vesting period of the individual options, ranging from 12 to 48 months. Amortization of deferred compensation amounted to $1.1million, $253,000 and $145,000, during 2004, 2003 and 2002, respectively. The Company anticipates recording amortization of deferred compensation for options granted through December 31, 2004 of $1.3 million, $1.3 million, $1.2 million and $350,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

9. Related Party Transactions

At December 31, 2004 and 2003, one of the Company’s collaboration partners, Abbott, was considered a principal owner as defined in SFAS No. 57, Related Party Disclosures. Abbott held 1,191,300 shares of the Company’s Series E convertible preferred stock and 400,000 shares of the Company’s Series E-1 convertible preferred stock at December 31, 2004 and 2003. Abbott purchased (i) 825,000 shares of Series E convertible preferred stock at $4.85 per share for an aggregate purchase price of $4.0 million on November 24, 1997, (ii) 366,300 shares of Series E convertible preferred stock at $8.19 per share for an aggregate purchase price of $3.0 million on November 19, 1999 and (iii) 400,000 shares of Series E-1 convertible preferred stock at $15.00 per share for an aggregate purchase price of $6.0 million on January 18, 2001. The holders of Series E convertible

Icagen, Inc.

Notes to Financial Statements—(Continued)

preferred stock and the Series E-1 convertible preferred stock received certain rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. Research fees from Abbott totaled approximately $3.4 million, $2.8 million and $3.1 million in 2004, 2003 and 2002, respectively, including a non-refundable upfront license fee of $1.0 million in 2001 that was recognized as revenue ratably over the initial research term.

The Company paid $2.2 million, $2.5 million and $1.7 million to Quintiles Transnational Corp. for development and clinical trial services in 2004, 2003 and 2002, respectively. Quintiles Transnational Corp. is an affiliate of one of the Company’s 5% stockholders, and the chairman of the board and chief executive officer of Quintiles Transnational Corp. is a stockholder and a member of the Company’s board of directors. Quintiles Transnational Corp. purchased 233,334 shares of Series G convertible preferred stock at $15.00 per share for an aggregate purchase price of $3,500,000 on November 30, 2000. Quintiles Transnational Corp. subsequently transferred those shares to its wholly-owned subsidiary QFinance, Inc. QFinance, Inc. purchased 437,500 shares of the Company’s Series H convertible preferred stock at $8.00 per share for an aggregate purchase price of $3.5 million on December 31, 2003 and exchanged its 233,334 shares of Series G convertible preferred stock for 233,334 shares of Series G-1 convertible preferred stock on December 31, 2003. The consideration for the Series G-1 convertible preferred stock was the exchange of the Series G convertible preferred stock. The holders of Series G convertible preferred stock, Series G-1 convertible preferred stock and Series H convertible preferred stock received certain rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and a liquidation preference. The amounts paid to Quintiles Transnational Corp. are included in research and development expense on the statements of operations. Amounts included in accounts payable related to these services totaled $325,000 and $220,000 at December 31, 2004 and 2003, respectively.

The Company incurred legal fees of approximately $584,000, $206,000 and $37,000 in 2004, 2003 and 2002, respectively, from a law firm, one of whose members is a stockholder. As of December 31, 2004 and 2003, $9,000 and $31,000 of the legal fees to this law firm were outstanding as accounts payable, respectively.

During 2002, the Company loaned $200,000 to one of its executive officers in connection with the executive’s employment and relocation. The note bears interest at a fixed rate of 4.65% per annum and $40,000 of the principal balance plus accrued interest is forgiven annually through 2006 if the executive remains an employee of the Company. The Company recorded forgiveness of principal and accrued interest totaling $45,000 and $48,000 as compensation expense for the years ended December 31, 2004 and 2003, respectively. The principal balance outstanding under this note totaled $80,000 and $120,000 at December 31, 2004 and 2003, respectively. The current portion of this note is included in prepaid expenses and other, and the long-term portion is included in deposits and other in the accompanying balance sheets.

10. Income Taxes

A reconciliation of the Company’s income tax benefit at the federal statutory rate to actual income tax benefit is as follows (in thousands):

	2004	2003	2002
Income tax benefit at federal statutory rate	$(5,853)	$(4,960)	$(3,009)
State taxes, net of federal expense	(836)	(709)	(430)
Research and development credit	(417)	(383)	(402)
Orphan drug credit	(1,711)	(1,485)	(869)
Deferred compensation	444	101	58
Other, net	13	(150)	(195)
Change in valuation allowance	8,360	7,586	4,847

	$—	$—	$—

Icagen, Inc.

Notes to Financial Statements—(Continued)

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations is as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	5.0%	5.0%	5.0%
Tax credits and non-deductible expenses	10.0%	13.5%	16.4%
Change in valuation allowance	(50.0)%	(53.5)%	(56.4)%

	0.0%	0.0%	0.0%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows as of December 31 (in thousands):

	2004	2003
Deferred tax assets:
Deferred revenue	$5,801	$303
Excess book depreciation	416	282
Net operating loss carryforwards	15,045	15,586
Research and development credit carryforwards	2,392	1,975
Orphan drug credit carryforward	10,010	7,158
Alternative minimum tax credit	5	5

Total deferred tax assets	33,669	25,309
Less: valuation allowance for deferred tax assets	(33,669)	(25,309)

Net deferred tax assets	$—	$—

At December 31, 2004 and 2003, the Company had net operating loss carryforwards of approximately $37.6 million and $39.0 million, respectively, and research and development credit carryforwards of approximately $2.4 million and $2.0 million, respectively, for income tax purposes that begin to expire in the year 2011. The Company’s orphan drug credit carryforwards of $10.0 million and $7.2 million as of December 31, 2004 and 2003, respectively, for income tax purposes begin to expire in 2019. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards as the Company has determined that it is more likely than not that the deferred tax assets will not be realized.

Based on the number of shares of common and preferred stock issued, the Company has exceeded the limit allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards and tax credit carryforwards. Ownership changes subsequent to December 31, 2004 may reduce the availability of net operating losses to offset future taxable income.

11. Defined Contribution Benefit Plan

The Company has adopted a 401(k) Plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1997. Participants may elect a salary reduction from 1% to 100% as a contribution to the 401(k) Plan subject to IRS limitations. The 401(k) Plan permits the Company to match these elective deferrals by a percentage determined on an annual basis. There were no matching contributions in 2002. The Company matched 10% of participants’ contributions in the amount of $37,000 and $30,000 in 2004 and 2003, respectively.

Icagen, Inc.

Notes to Financial Statements—(Continued)

12. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations (in thousands, except share and per share amounts):

	Year ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research revenues	$844	$907	$1,831	$2,912
Loss from operations	(4,147)	(4,622)	(3,568)	(4,600)
Net loss attributable to common stockholders	(4,120)	(4,620)	(3,492)	(4,491)
Basic and diluted net loss per share attributable to common stockholders	$(2.71)	$(2.93)	$(2.21)	$(2.77)
Weighted average common shares outstanding—basic and diluted	1,521,190	1,575,519	1,583,548	1,623,433

	Year ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research revenues	$1,924	$1,338	$1,311	$889
Loss from operations	(2,708)	(3,592)	(3,544)	(4,373)
Net (loss) income attributable to common stockholders	(2,680)	(3,573)	(3,541)	3,343
Basic net (loss) income per share attributable to common stockholders	$(1.94)	$(2.55)	$(2.53)	$2.37
Weighted average common shares outstanding—basic	1,383,695	1,399,565	1,399,711	1,413,455
Diluted net (loss) income per share attributable to common stockholders	$(1.94)	$(2.55)	$(2.53)	$0.20
Weighted average common shares outstanding—diluted	1,383,695	1,399,565	1,399,711	16,419,644

In accordance with prescribed reporting requirements, the sum of per share losses by quarter may not equal loss per share for the full year due to the changes in average share calculations.

13. Subsequent Events

On February 8, 2005, the Company completed an IPO of 5,000,000 shares of its common stock at a price of $8.00 per share. On March 9, 2005, the underwriters purchased an additional 100,000 shares of common stock pursuant to the over-allotment option. The Company’s net proceeds from the IPO, including the over-allotment option and after deducting underwriter’s discounts and commissions and offering expenses, were approximately $35.3 million.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Stockholders’ Agreement, dated December 15, 2003, by and among the Registrant and the parties listed therein.

4.3(1)	Warrant to Purchase Shares of Series B Preferred Stock, dated December 28, 1994, issued to Dominion Fund III.

4.4(1)	Warrant to Purchase Shares of Series D Preferred Stock, dated May 23, 1997, issued to Dominion Fund III.

4.5(1)	Warrant to Purchase Shares of Series E Preferred Stock, dated September 3, 1998, issued to Dominion Fund III.

4.6(1)	First Amendment to Warrants to Purchase Shares of Preferred Stock of Icagen, Inc., dated May 14, 2004, by and between the Registrant, Dominion Fund III and Dominion Ventures.

4.7(1)	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated March 15, 1997, issued to certain persons in connection with offering of series D preferred stock.

4.8(1)	Registration Rights Agreement, dated April 26, 2004, by and between the Registrant and Abbott Laboratories.

10.1*(1)	1996 Equity Compensation Plan, as amended.

10.2*	2004 Stock Incentive Plan.

10.3*	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4*	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan.

10.5*	Summary of Director Compensation.

10.6*(1)	Executive Employment Agreement, dated May 14, 2004, between the Registrant and P. Kay Wagoner.

10.7*(1)	Executive Employment Agreement, dated May 14, 2004, between the Registrant and Richard D. Katz.

10.8*(1)	Promissory Note, dated April 11, 2002, between the Registrant and Richard D. Katz.

10.9*(1)	Letter Agreement, dated July 29, 2001, between the Registrant and Edward P. Gray.

10.10*(1)	Letter Agreement, dated February 15, 2000, between the Registrant and J. Heyward Hull, III.

10.11*(1)	Form of Severance Payment Agreement (for Executives other than President/CEO).

10.12*(1)	Form of Severance Payment Agreement (for President/CEO).

10.13(1)	Lease Agreement, dated December 17, 1992, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.14(1)	Lease Agreement, dated October 1997, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.15(1)	Sublease Agreement, dated September 22, 1997, between the Registrant and Inspire Pharmaceuticals, Inc., as amended.

10.16(1)	Master Loan and Security Agreement, dated July 14, 1999, between the Registrant and Oxford Venture Finance, as amended.

Exhibit Number	Description

10.17†(1)	Collaborative Research and License Agreement, dated October 1, 1997, between the Registrant and Bristol-Myers Squibb Company, as amended.

10.18†(1)	Research and License Agreement, dated August 17, 2001, between the Registrant and Abbott Laboratories, as amended.

10.19†(1)	Collaborative Research and License Agreement, dated March 21, 2000, between the Registrant and Yamanouchi Pharmaceutical Co., Ltd, as amended.

10.20†(1)	Exclusive License Agreement, dated February 29, 2000, between the Registrant and Children’s Medical Center Corporation, as amended.

10.21(1)	Clinical Trials Master Services Agreement, dated December 14, 1998, between the Registrant and Quintiles Transnational Corp.

10.22†(1)	Collaboration Agreement, dated June 14, 2004, between the Registrant and the McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc.

10.23†(1)	Copromotion Agreement, dated June 14, 2004, between the Registrant and the McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and President pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-114336).

†	Confidential treatment granted by the Securities and Exchange Commission as to certain portions.

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.