Form 10-Q
period 2005-03-31
ICAGEN INC
filed 2005-05-16
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2005, there were outstanding 21,726,017 shares of the registrant’s common stock, $0.001 par value per share.

ICAGEN, INC.

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS – UNAUDITED

Icagen, Inc.

Balance Sheets

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,929	$30,217
Accounts receivable	668	502
Prepaid expenses and other	2,269	2,958

Total current assets	64,866	33,677

Non-current assets:
Property and equipment, net	1,792	1,906
Technology licenses and related costs, net of accumulated amortization of $406 and $361 as of March 31, 2005 and December 31, 2004, respectively	2,461	2,506
Deposits and other	48	48

Total non-current assets	4,301	4,460

Total assets	$69,167	$38,137

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,966	$3,502
Accrued expenses	1,446	1,570
Current portion of deferred revenue	1,687	995
Current portion of equipment debt	538	604

Total current liabilities	7,637	6,671
Deferred revenue, less current portion	13,258	13,507
Equipment debt financing, less current portion	666	732

Total liabilities	21,561	20,910
Commitments and Contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 18,000,000 shares authorized at March 31, 2005 and December 31, 2004; 0 and 13,910,639 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively; aggregate liquidation preference of $0 and $78,910 at March 31, 2005 and December 31, 2004, respectively	—	14
Common stock, $0.001 par value; 82,000,000 shares authorized at March 31, 2005 and December 31, 2004, respectively; 21,579,703 and 1,657,456 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	21	2
Additional paid-in capital	112,578	77,116
Deferred compensation	(3,999)	(4,222)
Accumulated deficit	(60,994)	(55,683)

Total stockholders’ equity	47,606	17,227

Total liabilities and stockholders’ equity	$69,167	$38,137

See accompanying notes.

Icagen, Inc.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Collaborative research and development revenues:
Research and development fees (including related party research fees from Abbott Laboratories (“Abbott”) of $692 and $844 in 2005 and 2004, respectively)	$1,074	$844
Reimbursed research and development costs	949	—

Total collaborative research and development revenues	2,023	844

Operating expenses:
Research and development (including related party expenses from Quintiles Transnational Corp. of $1,888 and $444 in 2005 and 2004, respectively)	6,528	4,397
General and administrative	1,043	594

Total operating expenses	7,571	4,991

Loss from operations	(5,548)	(4,147)

Other income (expense):
Interest income	271	72
Interest expense	(41)	(52)
Other income	7	7

Total other income, net	237	27

Loss before income taxes	(5,311)	(4,120)
Income taxes	—	—

Net loss	$(5,311)	$(4,120)

Net loss per share – basic and diluted	$(0.40)	$(2.71)

Weighted average common shares outstanding - basic and diluted	13,136,228	1,521,190

Pro forma net loss per share assuming conversion of preferred stock – basic and diluted	$(0.27)	$(0.25)

Pro forma weighted average common shares outstanding - basic and diluted	19,393,588	16,256,473

See accompanying notes.

Icagen, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(5,311)	$(4,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	262	277
Amortization of technology licenses and related costs	45	13
Amortization of deferred compensation	345	185
Changes in operating assets and liabilities:
Accounts receivable	(166)	64
Prepaid expenses and other current and non-current assets	689	(1,281)
Accounts payable and accrued expenses	340	1,500
Deferred revenue	443	129

Net cash used in operating activities	(3,353)	(3,233)

Investing activities
Acquisition of property and equipment	(148)	(212)

Net cash used in investing activities	(148)	(212)

Financing activities
Proceeds from sale of common stock, net of issuance costs	35,342	—
Proceeds from equipment debt financing	59	—
Payments on equipment debt financing and capital lease obligations	(191)	(258)
Proceeds from exercise of warrants and stock options	3	72
Repayment on employee stock option notes receivable	—	5

Net cash provided by (used in) financing activities	35,213	(181)

Increase (decrease) in cash and cash equivalents	31,712	(3,626)
Cash and cash equivalents at beginning of period	30,217	32,434

Cash and cash equivalents at end of period	$61,929	$28,808

Supplemental disclosure of cash flow information
Cash paid for interest	$41	$52

See accompanying notes.

Icagen, Inc.

Notes to Financial Statements

March 31, 2005

(unaudited)

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs, and two of the drug candidates are currently in clinical trials. The Company’s four most advanced programs are for the treatment of sickle cell disease, atrial fibrillation, epilepsy and neuropathic pain and dementia, including Alzheimer’s disease. The Company is also conducting ongoing drug discovery programs focused on new therapeutics for pain disorders, inflammatory disorders and glaucoma.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2004.

In the opinion of our management, the accompanying unaudited financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments of a normal recurring nature considered necessary to present fairly results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

Initial Public Offering

On February 8, 2005, the Company completed an initial public offering (“IPO”) of 5,000,000 shares of its common stock at a price of $8.00 per share. On March 9, 2005, the underwriters purchased an additional 100,000 shares of common stock pursuant to an over-allotment option. The Company’s net proceeds from the IPO, including the over-allotment option and after deducting underwriters’ discounts and commissions and offering expenses, were approximately $35.3 million.

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

Revenue Recognition

The Company’s collaboration agreements contain multiple elements, including non-refundable upfront license fees, payments for reimbursement of research and development costs, payments for ongoing research and development, payments associated with achieving development and regulatory milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

In connection with the Company’s research and development collaborations with the McNeil Consumer & Specialty Division of McNeil-PPC, Inc. (“McNeil”), a subsidiary of Johnson & Johnson, Abbott, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) and Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd. (“Astellas”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaborations with Abbott, Bristol-Myers Squibb and Astellas, this period is the initial term of the research phase of the collaboration. With respect to the Company’s collaboration with McNeil, this period is the estimated life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2019. Research and development services provided under some of the Company’s collaboration agreements are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreement with Abbott also allows for, and the Company’s collaboration agreements with Bristol-Myers Squibb and Astellas allowed for, research term extensions, and each term extension provides or provided for additional research fees to be paid to the Company based on the level of effort and length of time associated with the services provided. Revenues are recognized from contract extensions as the extended services are performed.

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

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and shares issuable upon the exercise of warrants. For the periods presented, Diluted EPS is identical to Basic EPS because common share equivalents, including all of the Company’s Preferred Stock, outstanding stock options and outstanding warrants, are excluded from the calculation, as their effect is antidilutive. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Three Months Ended March 31,
	2005	2004
Convertible preferred stock	6,257,360	14,735,283
Outstanding common stock options	3,545,090	3,014,251
Outstanding warrants	26,307	119,640

Total	9,828,757	17,869,174

Unaudited Pro Forma Financial Information

Unaudited pro forma basic and diluted net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding Preferred Stock into shares of the Company’s common stock effective upon the completion of the Company’s IPO as if such conversion had occurred at the date of the original issuance.

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2005	2004
Historical:
Numerator:
Net loss	$(5,311)	$(4,120)

Denominator:
Weighted-average common shares outstanding – basic and diluted	13,136,228	1,521,190

Net loss per share – basic and diluted	$(0.40)	$(2.71)

Pro Forma:
Numerator:
Net loss, as reported	$(5,311)	$(4,120)

Denominator:
Shares used above	13,136,228	1,521,190
Pro forma adjustments to reflect assumed conversion of Preferred Stock, on a weighted-average basis	6,257,360	14,735,283

Shares used to compute pro forma basic and diluted net loss per share	19,393,588	16,256,473

Pro forma net loss per share – basic and diluted	$(0.27)	$(0.25)

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

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amended SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB No. 25.

Pro forma information regarding net income (loss) is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.5%	2.7%
Expected volatility	40.0%	40.0%
Expected life (in years)	2.5	2.5
Estimated weighted average fair value per share of options granted	$2.90	$5.73

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

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the vesting periods. The following disclosure is required in a tabular format by SFAS 148 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(5,311)	$(4,120)
Add: stock-based compensation included in net loss	345	185
Deduct: stock-based compensation assuming SFAS 123 fair value method was applied to all stock option awards	(365)	(191)

Pro forma net loss, as required by SFAS 123	$(5,331)	$(4,126)

Basic and diluted net loss per share, as reported	$(0.40)	$(2.71)

Pro forma basic and diluted net loss per share, as required by SFAS 123	$(0.41)	$(2.71)

2. Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The deadline for adoption of Statement 123(R) by public companies was recently extended to the fiscal year beginning after June 15, 2005 from the prior deadline of July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on January 1, 2006.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APS No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to these financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions because the Company has had operating losses since inception.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the section entitled

“Certain Factors That May Affect Future Results” of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and medical capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•	ICA-17043 for sickle cell disease. We initiated a pivotal Phase III clinical trial of ICA 17043 in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson, relating to the development and commercialization of ICA-17043;

•	a compound for atrial fibrillation, which is being developed by our collaborator Bristol-Myers Squibb Company and is in Phase I clinical trials;

•	lead compounds for epilepsy and neuropathic pain, for which we are conducting preclinical studies; and

•	a compound for dementia, including Alzheimer’s disease, which is being developed by our collaborator Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd., and is undergoing advanced preclinical testing.

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

Since our inception, we have incurred substantial losses and, as of March 31, 2005, we had an accumulated deficit of $61.0 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

Recent Developments

On February 8, 2005, we completed an initial public offering, or IPO, of 5,000,000 shares of our common stock at a price of $8.00 per share. On March 9, 2005, the underwriters purchased an additional 100,000 shares of common stock pursuant to an over-allotment option. Our net proceeds from the IPO, including the over-allotment option and after deducting underwriter’s discounts and commissions and offering expenses, were approximately $35.3 million.

During the first quarter of 2005, we initiated a pivotal Phase III clinical trial of ICA-17043 for the chronic treatment of sickle cell disease. This trial is designed to be a randomized, double-blind, placebo-controlled study in 300 patients. The primary endpoint for this study is vaso-occlusive crisis rate in the ICA-17043 arm versus vaso-occlusive crisis rate in the placebo arm. We plan to conduct the study at approximately 60 sites across the U.S. and in selected other countries. The study design includes an interim analysis by an independent data monitoring committee.

During the first quarter of 2005, we also conducted a Phase I multiple-dose safety, tolerability and pharmacokinetic study of ICA-69673, which was our most advanced compound in our epilepsy and neuropathic pain program. Results of this study did not support the continued clinical development of ICA-69673 for the chronic oral treatment of epilepsy and neuropathic pain. We therefore decided to discontinue the development of this compound. We are currently performing preclinical studies on our other lead compounds in order to select a backup compound to advance into clinical development.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accrued expenses, research and development, stock-based compensation and accounting for income taxes. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and March 31, 2004

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $1.2 million, or 140%, to $2.0 million for the three months ended March 31, 2005 from $844,000 for the three months ended March 31, 2004. This increase reflects an increase of approximately $1.3 million due to the initiation of our collaboration with McNeil in June 2004, partially offset by a decrease of $152,000 in connection with our collaboration with Abbott.

Research and Development Expense

Research and development expense increased by $2.1 million, or 48%, to $6.5 million for the three months ended March 31, 2005 from $4.4 million for the three months ended March 31, 2004. The increase was due primarily to an increase of $1.0 million related to the development of ICA-17043 for the treatment of sickle cell disease, an increase of $718,000 related to the development of ICA-69673 for epilepsy and neuropathic pain, an increase of $222,000 in salary and benefits expense due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees and an increase of $106,000 in amortization of deferred compensation expense.

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

	Three months ended March 31,
Development Program	2005	2004	Cumulative from Inception
	(in thousands)
ICA-17043	$2,070	$1,052	$19,016
ICA-69673	1,156	438	6,932

Total	$3,226	$1,490	$25,948

General and Administrative Expense

General and administrative expense increased by $449,000, or 76%, to $1.0 million for the three months ended March 31, 2005 from $594,000 for the three months ended March 31, 2004. The increase was due primarily to an increase of $114,000 in insurance costs primarily related to directors’ and officers’ insurance and an increase of $110,000 in salary and benefits due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees.

Interest Income and Interest Expense

Interest income increased $199,000, or 276%, to $271,000 for the three months ended March 31, 2005, from $72,000 for the three months ended March 31, 2004. The increase in interest income was attributable to a higher average cash balance as a result of the investment of the net proceeds from our IPO.

Interest expense decreased $11,000, or 21%, to $41,000 for the three months ended March 31, 2005 from $52,000 for the three months ended March 31, 2004. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with McNeil, Abbott, Bristol-Myers Squibb and Astellas, proceeds from equipment debt financing and capital leases and interest income. At March 31, 2005, our cash and cash equivalents were $61.9 million as compared to $30.2 million at December 31, 2004. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

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

Cash Flows

Net cash used in operating activities was $3.4 million for the three months ended March 31, 2005. This reflects a net loss of approximately $5.3 million and an increase of approximately $166,000 in accounts receivable. These amounts were partially offset by a decrease of $689,000 in prepaid expenses and other current and non-current assets, an increase of $443,000 in deferred revenue, $345,000 of non-cash expenses related to amortization of deferred compensation charges, an increase of $340,000 in accounts payable and accrued expenses, and $262,000 of non-cash expenses for depreciation and amortization of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2005 was $148,000 related to the purchase of property and equipment.

Net cash generated by financing activities during the three months ended March 31, 2005 was $35.2 million and consisted primarily of $35.3 million in net proceeds from our initial public offering partially offset by $191,000 in principal repayments related to our equipment debt financing.

Net cash used in operating activities was $3.2 million for the three months ended March 31, 2004. This reflects a net loss of approximately $4.1 million and an increase of approximately $1.3 million in prepaid expenses and other current and non-current assets. These amounts were partially offset by an increase of approximately $1.5 million in accounts payable and accrued expenses, $277,000 of non-cash expenses for depreciation and amortization of property and equipment, $185,000 of non-cash expenses related to amortization of deferred compensation charges, and an increase of $129,000 in deferred revenue.

Net cash used in investing activities in the three months ended March 31, 2004 was $212,000 related to the purchase of property and equipment.

Net cash used in financing activities during the three months ended March 31, 2004 was $181,000 and consisted primarily of $258,000 in principal repayments related to our equipment debt financing and capital lease obligations.

Contractual Obligations

Our contractual obligations as of December 31, 2004 are described in our Annual Report on Form 10-K. In addition to these obligations, during the first quarter of 2005, we entered into a contract for a long-term animal safety study of ICA-69673 in our program for epilepsy and neuropathic pain. Given our recent decision to discontinue further development of this compound, we have terminated this study. We estimate that wind-down costs related to this contract will be approximately $250,000, which we expect to incur in the second quarter of 2005.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, funding by McNeil of its share of ICA-17043 development costs and research and development funding of approximately $2.1 million from another collaborator for the remainder of 2005, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaborations with McNeil, Abbott, Bristol-Myers Squibb and Astellas; and

•	our ability to establish and maintain additional collaborations.

We do not anticipate that we will generate product revenue for at least the next several years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for funding by McNeil of its share of ICA-17043 development costs and collaboration revenue of approximately $2.1 million as funding for research and development activities that we expect to receive during the remainder of 2005 from one of our collaborators, we do not currently have any commitments for future external funding.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The deadline for adoption of Statement 123(R) by public companies was recently extended from July 1, 2005 to the fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions because we have had operating losses since inception.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The important factors listed below, as well as any cautionary language elsewhere in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

Certain Factors That May Affect Future Results

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of March 31, 2005, we had an accumulated deficit of $61.0 million. We have incurred losses in each year since our inception in 1992. Our net losses were $5.3 million for the three months ended March 31, 2005, $16.7 million in 2004, $14.2 million in 2003 and $8.6 million in 2002. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our recently completed IPO, funding by McNeil of its share of ICA-17043 development costs and research and development funding of approximately $2.1 million from another collaborator for 2005 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaborations with McNeil, Abbott, Bristol-Myers Squibb and Astellas; and

•	our ability to establish and maintain additional collaborations.

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

We initiated a pivotal Phase III clinical trial of ICA-17043 for the chronic treatment of sickle cell disease in the first quarter of 2005. This clinical trial may not be successful. It is also possible that the FDA could require us to perform additional studies of ICA-17043, including additional Phase III clinical trials. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA even if we achieve favorable results in the Phase III clinical trial of ICA-17043 which we are conducting, the FDA may require that we conduct a second pivotal Phase III clinical trial if the FDA does not find the results to be sufficiently persuasive. In addition, the results of our Phase II clinical trial are not necessarily indicative of the results we will obtain in our planned Phase III or other subsequent clinical trials, particularly because the primary clinical endpoints of these trials are not the same.

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to four such collaborations, with McNeil, Abbott, Bristol-Myers Squibb and Astellas. In 2004, research funding from our collaborators accounted for the following percentages of our total net revenues: Abbott – 52%, McNeil – 40% and Astellas – 8%. Research funding under our collaboration agreements with Bristol-Myers Squibb and Astellas has ended, and the research funding under our collaboration agreement with Abbott is currently scheduled to end at the end of 2005. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

There are a number of factors external to us that may change our collaborators’ strategy or focus with respect to our relationship with them. For example:

•	our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us. For example, we are aware of an internal ion channel discovery group at Abbott;

•	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries. For example, in May 2004 our collaborator Yamanouchi signed a definitive merger agreement with Fujisawa Pharmaceutical Co., Ltd., which took effect on April 1, 2005, and Yamanouchi and Fujisawa were renamed Astellas Pharma Inc.; and

•	the ability of our product candidates and products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products. For example, our collaborator Abbott has not proceeded with clinical trials of a product candidate for the treatment of urinary incontinence that we discovered and developed in collaboration with it following designation of this compound as a clinical candidate and has informed us that it is currently seeking opportunities to out-license this compound.

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

Our collaboration agreements with Abbott, Bristol-Myers Squibb and Astellas restrict us from conducting research and development with respect to the ion channel targets that are the subjects of the collaborations. These agreements have the effect of limiting the specific ion channel targets as to which we may pursue research and development, either alone or in cooperation with third parties. In the case of our collaboration agreements with Abbott and Bristol-Myers Squibb, these restrictions apply for periods specified in the collaboration agreements and do not survive the expiration or termination of these agreements. In the case of our collaboration with Astellas, these restrictions generally continue until December 2005 even if the collaboration agreement terminates prior to such time. These restrictions may have the effect of limiting our ability to research, develop and commercialize product candidates that we discover with respect to these ion channel targets. In addition, our collaboration agreement with McNeil provides that, except for products that are part of our collaboration, for the period from the effective date of the collaboration until the earlier of the seventh anniversary of the effective date or the third anniversary of the commercial launch of ICA-17043 in the United States, neither we nor McNeil may manufacture or sell specified types of pharmaceutical products for the treatment of sickle cell disease. This exclusivity provision applies during the term of our collaboration agreement with McNeil and to us for up to one year after termination if the collaboration agreement is terminated by McNeil based on our bankruptcy or breach.

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

We do not currently own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing ICA-17043 for clinical trials or that may in the future manufacture the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain for our preclinical studies or clinical trials should cease to continue to do so for any reason, we expect that we would experience delays in advancing these trials while we identify and qualify replacement suppliers.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. Although we have obtained a fast track designation from the FDA for ICA-17043 for the treatment of sickle cell disease, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures.

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

As of May 1, 2005, we had 21,726,017 shares of common stock outstanding. Of our outstanding shares, 16,523,946 shares are subject to lock-up agreements with the underwriters of our IPO that expire on August 2, 2005. Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144, these shares become eligible for sale in the public market on August 3, 2005.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than 90 days. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

We have operated primarily in the United States and have received payments from our collaborators in United States dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations.

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, in the first quarter of 2005.

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

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through March 31, 2005, we used approximately $4.7 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses, with the remaining $30.6 million in proceeds invested in short-term investment-grade securities and money market accounts. Of the approximately $35.3 million, we have paid approximately $858,000 to Quintiles Transnational Corp. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles. Other than these payments, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the first quarter of 2005, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6 – EXHIBITS

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICAGEN, INC.

By:	/s/ Richard D. Katz, M.D.
Richard D. Katz, M.D.
Senior Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: May 16, 2005

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.