Form 10-Q
period 2005-06-30
ICAGEN INC
filed 2005-08-15
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2005, there were outstanding 21,726,017 shares of the registrant’s common stock, $0.001 par value per share.

ICAGEN, INC.

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Icagen, Inc.

Balance Sheets

(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,317	$30,217
Accounts receivable	—	502
Prepaid expenses and other	1,984	2,958

Total current assets	59,301	33,677

Non-current assets:
Property and equipment, net	1,874	1,906
Technology license and related costs, net of accumulated amortization of $452 and $361 as of June 30, 2005 and December 31, 2004, respectively	2,435	2,506
Deposits and other	8	48

Total non-current assets	4,317	4,460

Total assets	$63,618	$38,137

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,969	$3,502
Accrued expenses	1,578	1,570
Current portion of deferred revenue	1,687	995
Current portion of equipment debt	526	604

Total current liabilities	6,760	6,671
Deferred revenue, less current portion	13,008	13,507
Equipment debt financing, less current portion	702	732

Total liabilities	20,470	20,910
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 18,000,000 shares authorized at June 30, 2005 and December 31, 2004; 0 and 13,910,639 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively; aggregate liquidation preference of $0 and $78,910 at June 30, 2005 and December 31, 2004, respectively	—	14
Common stock, $0.001 par value; 82,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively; 21,726,017 and 1,657,456 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	21	2
Additional paid-in capital	112,596	77,116
Deferred compensation	(3,620)	(4,222)
Accumulated deficit	(65,849)	(55,683)

Total stockholders’ equity	43,148	17,227

Total liabilities and stockholders’ equity	$63,618	$38,137

See accompanying notes.

Icagen, Inc.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Collaborative research and development revenues:
Research and development fees (including related party research fees from Abbott Laboratories (“Abbott”) of $692, $844, $1,384 and $1,687 for the periods presented, respectively)	$1,095	$871	$2,169	$1,715
Reimbursed research and development costs	643	36	1,592	36

Total collaborative research and development revenues	1,738	907	3,761	1,751
Operating expenses:
Research and development (including related party expenses from Quintiles Transnational Corp. of $907, $626, $2,795 and $1,251 for the periods presented, respectively)	5,943	4,660	12,471	9,057
General and administrative	1,024	869	2,067	1,463

Total operating expenses	6,967	5,529	14,538	10,520

Loss from operations	(5,229)	(4,622)	(10,777)	(8,769)
Other income (expense):
Interest income	406	62	677	134
Interest expense	(39)	(46)	(80)	(98)
Other	7	(14)	14	(7)

Total other income, net	374	2	611	29

Loss before income taxes	(4,855)	(4,620)	(10,166)	(8,740)
Income taxes	—	—	—	—

Net loss	$(4,855)	$(4,620)	$(10,166)	$(8,740)

Net loss per share – basic and diluted	$(0.22)	$(2.93)	$(0.58)	$(5.64)

Weighted average common shares outstanding - basic and diluted	21,703,512	1,575,519	17,419,870	1,548,355

Pro forma net loss per share assuming conversion of preferred stock – basic and diluted	$(0.22)	$(0.28)	$(0.49)	$(0.54)

Pro forma weighted average common shares outstanding - basic and diluted	21,703,512	16,302,249	20,548,550	16,279,362

See accompanying notes.

Icagen, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(10,166)	$(8,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	530	551
Amortization of technology licenses and related costs	91	29
Amortization of deferred compensation	702	518
Loss on disposal of equipment	—	21
Changes in operating assets and liabilities:
Accounts receivable	502	28
Prepaid expenses and other current and non-current assets	1,014	(1,634)
Accounts payable and accrued expenses	(525)	2,195
Deferred revenue	193	10,080

Net cash (used in) provided by operating activities	(7,659)	3,048

Investing activities
Acquisition of property and equipment	(498)	(348)
Acquisition of technology licenses and related costs	(20)	(1,300)

Net cash used in investing activities	(518)	(1,648)

Financing activities
Proceeds from sale of common stock, net of issuance costs	35,345	—
Proceeds from equipment debt financing	256	52
Payments on equipment debt financing and capital lease obligations	(364)	(507)
Proceeds from exercise of warrants and stock options	40	140
Repayment on employee stock option notes receivable	—	8

Net cash provided by (used in) financing activities	35,277	(307)

Increase in cash and cash equivalents	27,100	1,093
Cash and cash equivalents at beginning of period	30,217	32,434

Cash and cash equivalents at end of period	$57,317	$33,527

Supplemental disclosure of cash flow information
Cash paid for interest	$95	$80

See accompanying notes.

Icagen, Inc.

Notes to Financial Statements

June 30, 2005

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004.

In the opinion of the Company’s management, the accompanying unaudited financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments of a normal recurring nature considered necessary to present fairly results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through June 30, 2005, the Company used approximately $9.3 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses, with the remaining $26.0 million in proceeds invested in short-term investment-grade securities and money market accounts.

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

During the second quarter of 2005, the Company determined that we had accrued expenses in excess of amounts due of $428,000 during prior periods related to the Company’s sickle cell disease program. Accordingly, the Company corrected this error by reversing the excess amount of the accrual during the second quarter of 2005, which was reflected as a reduction in research and development expense. The Company believes this accrual in excess of amounts due was immaterial to all prior periods and that this reversal was immaterial to the second quarter of 2005. The effect of this reversal was a decrease in the basic and diluted net loss per share of $0.02 for the three months ended June 30, 2005. The net effect of this accrual in excess of amounts due and reversal was a decrease in the basic and diluted net loss per share of $0.01 for the six months ended June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Convertible preferred stock	—	14,726,730	3,128,680	14,731,007
Outstanding common stock options	3,629,022	3,219,925	3,587,056	3,097,088
Outstanding warrants	26,307	119,640	26,307	119,640

Total	3,655,329	18,066,295	6,742,043	17,947,735

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

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Historical:
Numerator:
Net loss	$(4,855)	$(4,620)	$(10,166)	$(8,740)

Denominator:
Weighted-average common shares outstanding – basic and diluted	21,703,512	1,575,519	17,419,870	1,548,355

Net loss per share – basic and diluted	$(0.22)	$(2.93)	$(0.58)	$(5.64)

Pro Forma:
Numerator:
Net loss, as reported	$(4,855)	$(4,620)	$(10,166)	$(8,740)

Denominator:
Shares used above	21,703,512	1,575,519	17,419,870	1,548,355
Pro forma adjustments to reflect assumed conversion of Preferred Stock, on a weighted-average basis	—	14,726,730	3,128,680	14,731,007

Shares used to compute pro forma basic and diluted net loss per share	21,703,512	16,302,249	20,548,550	16,279,362

Pro forma net loss per share – basic and diluted	$(0.22)	$(0.28)	$(0.49)	$(0.54)

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

Pro forma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.7%	2.7%	3.5-3.7%	2.7%
Expected volatility	40.0%	40.0%	40.0%	40.0%
Expected life (in years)	2.5	2.5	2.5	2.5
Estimated weighted average fair value per share of options granted	$1.93	$5.87	$2.15	$5.82

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

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the vesting periods. The following disclosure is required in a tabular format by SFAS 148 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,855)	$(4,620)	$(10,166)	$(8,740)
Add: stock-based compensation included in net loss	356	333	702	518
Deduct: stock-based compensation assuming SFAS 123 fair value method was applied to all stock option awards	(412)	(455)	(777)	(646)

Pro forma net loss, as required by SFAS 123	$(4,911)	$(4,742)	$(10,241)	$(8,868)

Basic and diluted net loss per share, as reported	$(0.22)	$(2.93)	$(0.58)	$(5.64)

Pro forma basic and diluted net loss per share, as required by SFAS 123	$(0.23)	$(3.01)	$(0.59)	$(5.73)

2. Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The deadline for adoption of Statement 123(R) by public companies was recently extended to the first fiscal year beginning after June 15, 2005 from the prior deadline of July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on January 1, 2006.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 to these financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions because the Company has had operating losses since inception.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and medical capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•	ICA-17043 for sickle cell disease. We initiated a pivotal Phase III clinical trial of ICA-17043 in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with the McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson, relating to the development and commercialization of ICA-17043;

•	a compound for atrial fibrillation, which is being developed by our collaborator Bristol-Myers Squibb Company and is in Phase I clinical trials;

•	lead compounds for epilepsy and neuropathic pain, for which we are conducting preclinical studies; and

•	a compound for dementia, including Alzheimer’s disease, which is being developed by our collaborator Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd., and is undergoing advanced preclinical testing.

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

Since our inception, we have incurred substantial losses and, as of June 30, 2005, we had an accumulated deficit of $65.8 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

Results of Operations

Comparison of Three Months Ended June 30, 2005 and June 30, 2004

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $831,000, or 92%, to $1.7 million for the three months ended June 30, 2005 from $907,000 for the three months ended June 30, 2004. This increase reflects an increase of approximately $983,000 due to the initiation of our collaboration with McNeil in June 2004, partially offset by a decrease of $152,000 in connection with our collaboration with Abbott.

Research and Development Expense

Research and development expense increased by $1.3 million, or 28%, to $5.9 million for the three months ended June 30, 2005 from $4.7 million for the three months ended June 30, 2004. The increase was due primarily to an increase of $727,000 related to the development of ICA-17043 for the treatment of sickle cell disease, an increase of $161,000 in salary and benefits expense due to normal annual increases in salary and benefits for existing employees and the addition of new employees, an increase of $148,000 in outsourced chemistry expense and an increase of $130,000 in lab supplies expense.

ICA-17043 for sickle cell disease and our lead compounds for epilepsy and neuropathic pain, including ICA-69673, the clinical development of which was discontinued during the first quarter of 2005, represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Three months ended June 30,		Cumulative from Inception
Development Program	2005	2004
	(in thousands)
ICA-17043	$1,535	$807	$20,551
Lead compounds for epilepsy and neuropathic pain, including ICA-69673	675	677	7,607

Total	$2,210	$1,484	$28,158

During the second quarter of 2005, the Company determined that we had accrued expenses in excess of amounts due of $428,000 during prior periods related to the Company’s sickle cell disease program. Accordingly, the Company corrected this error by reversing the excess amount of the accrual during the second quarter of 2005, which was reflected as a reduction in research and development expense. The Company believes this accrual in excess of amounts due was immaterial to all prior periods and that this reversal was immaterial to the second quarter of 2005. The effect of this reversal was a decrease in the basic and diluted net loss per share of $0.02 for the three months ended June 30, 2005.

General and Administrative Expense

General and administrative expense increased by $155,000, or 18%, to $1.0 million for the three months ended June 30, 2005 from $869,000 for the three months ended June 30, 2004. The increase was due primarily to an increase of $147,000 in insurance costs primarily related to directors’ and officers’ insurance and an increase in the aggregate of $146,000 related to increases in printing expenses, accounting expenses, salary and benefits expense and compensation expense for the Board of Directors, offset in part by a decrease of $183,000 in legal expenses.

Interest Income and Interest Expense

Interest income increased $344,000, or 555%, to $406,000 for the three months ended June 30, 2005, from $62,000 for the three months ended June 30, 2004. The increase in interest income was attributable to a higher average cash balance as a result of the investment of the net proceeds from our IPO as well as a higher average interest rate.

Interest expense decreased $7,000, or 15%, to $39,000 for the three months ended June 30, 2005 from $46,000 for the three months ended June 30, 2004. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Comparison of Six Months Ended June 30, 2005 and June 30, 2004

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $2.0 million, or 115%, to $3.8 million for the six months ended June 30, 2005 from $1.8 million for the six months ended June 30, 2004. This increase reflects an increase of approximately $2.3 million due to the initiation of our collaboration with McNeil in June 2004, partially offset by a decrease of $303,000 in connection with our collaboration with Abbott.

Research and Development Expense

Research and development expense increased by $3.4 million, or 38%, to $12.5 million for the six months ended June 30, 2005 from $9.1 million for the six months ended June 30, 2004. The increase was due primarily to an increase of $1.7 million related to the development of ICA-17043 for the treatment of sickle cell disease, an increase of $715,000 related to the development of our lead compounds for the treatment of epilepsy and neuropathic pain, including ICA-69673, which amount includes wind-down costs related to a long-term animal safety study of ICA-69673 of approximately $250,000 which we incurred during the second quarter of 2005, an increase of $383,000 in salary and benefits expense due to normal annual increases in salary and benefits for existing employees and the addition of new employees, an increase of $202,000 in laboratory supplies expense, an increase of $173,000 in outsourced chemistry expense and an increase of $131,000 in expense related to the amortization of deferred stock-based compensation.

ICA-17043 for sickle cell disease and our lead compounds for epilepsy and neuropathic pain, including ICA-69673, the clinical development of which was discontinued during the first quarter of 2005, represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Six months ended June 30,		Cumulative from Inception
Development Program	2005	2004
	(in thousands)
ICA-17043	$3,605	$1,859	$20,551
Lead compounds for epilepsy and neuropathic pain, including ICA-69673	1,830	1,116	7,607

Total	$5,435	$2,975	$28,158

During the second quarter of 2005, we determined that we had accrued expenses in excess of amounts due of $428,000 during prior periods related to our sickle cell disease program. Accordingly, we corrected this error by reversing the excess amount of the accrual during the second quarter of 2005. This reversal was reflected as a reduction in research and development expense. We believe this accrual in excess of amounts due was immaterial to all prior periods and that this reversal was immaterial to the second quarter of 2005. The net effect of this accrual in excess of amounts due and reversal was a decrease in the basic and diluted net loss per share of $0.01 for the six months ended June 30, 2005.

General and Administrative Expense

General and administrative expense increased by $604,000, or 41%, to $2.1 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004. The increase was due primarily to an increase of $261,000 in insurance costs primarily related to directors’ and officers’ insurance, an increase of $142,000 in salary and benefits expense due to normal annual increases in salary and benefits for existing employees and the addition of new employees and an increase in the aggregate of $307,000 related to increases in accounting expenses, consulting expenses, amortization of deferred stock-based compensation, printing expenses and compensation expense for the Board of Directors, offset in part by a decrease of $169,000 in legal expenses.

Interest Income and Interest Expense

Interest income increased $543,000, or 405%, to $677,000 for the six months ended June 30, 2005 from $134,000 for the six months ended June 30, 2004. The increase in interest income was attributable to a higher average cash balance as a result of the investment of the net proceeds from our IPO as well as a higher average interest rate.

Interest expense decreased $18,000, or 18%, to $80,000 for the six months ended June 30, 2005 from $98,000 for the six months ended June 30, 2004. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with McNeil, Abbott, Bristol-Myers Squibb and Astellas, proceeds from equipment debt financing and capital leases and interest income. At June 30, 2005, our cash and cash equivalents were $57.3 million as compared to $30.2 million at December 31, 2004. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Cash Flows

Net cash used in operating activities was $7.7 million for the six months ended June 30, 2005. This reflects a net loss of approximately $10.2 million and a decrease of approximately $525,000 in accounts payable and accrued expenses. These amounts were partially offset by a decrease of $1.0 million in prepaid expenses and other current and non-current assets, $702,000 of non-cash expenses related to amortization of deferred compensation charges, $530,000 of non-cash expenses for depreciation and amortization of property and equipment, a decrease of $502,000 in accounts receivable and an increase of $193,000 in deferred revenue.

Net cash used in investing activities in the six months ended June 30, 2005 was $518,000, consisting primarily of the purchase of property and equipment.

Net cash generated by financing activities during the six months ended June 30, 2005 was $35.3 million and consisted primarily of $35.3 million in net proceeds from our initial public offering and $256,000 in proceeds from equipment debt financing, partially offset by $364,000 in principal repayments related to our equipment debt financing.

Net cash generated by operating activities was $3.0 million for the six months ended June 30, 2004. This reflects an increase of approximately $10.1 million in deferred revenue, an increase of approximately $2.2 million in accounts payable and accrued expenses, $551,000 of non-cash expenses for depreciation and amortization of property and equipment and $518,000 of non-cash expenses related to amortization of deferred compensation charges. These amounts were partially offset by a net loss of approximately $8.7 million and an increase of approximately $1.6 million in prepaid expenses and other current and non-current assets.

Net cash used in investing activities in the six months ended June 30, 2004 was $1.6 million, and consisted of $1.3 million for the acquisition of technology licenses and related costs and $348,000 related to the purchase of property and equipment.

Net cash used in financing activities during the six months ended June 30, 2004 was $307,000 and consisted primarily of $507,000 in principal repayments related to our equipment debt financing and capital lease obligations, partially offset by $140,000 in proceeds related to the exercise of warrants and stock options.

Contractual Obligations

Our contractual obligations as of December 31, 2004 are described in our Annual Report on Form 10-K. In addition to these obligations, during the first quarter of 2005, we entered into a contract for a long-term animal safety study of ICA-69673 in our program for epilepsy and neuropathic pain. Given our decision earlier this year to discontinue further development of this compound, we have terminated this study. Wind-down costs related to this contract were approximately $250,000, which were recorded as an expense during the second quarter of 2005 and were reflected in accounts payable as of June 30, 2005.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, funding by McNeil of its share of ICA-17043 development costs and research and development funding of approximately $1.4 million from another collaborator for the remainder of 2005 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

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

We do not anticipate that we will generate product revenue for at least the next several years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for funding by McNeil of its share of ICA-17043 development costs and collaboration revenue of approximately $1.4 million as funding for research and development activities that we expect to receive during the remainder of 2005 from one of our collaborators, we do not currently have any commitments for future external funding.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, or Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The deadline for adoption of Statement 123(R) by public companies was recently extended from July 1, 2005 to the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of June 30, 2005, we had an accumulated deficit of $65.8 million. We have incurred losses in each year since our inception in 1992. Our net losses were $10.2 million for the six months ended June 30, 2005, $16.7 million in 2004, $14.2 million in 2003 and $8.6 million in 2002. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our recently completed IPO, funding by McNeil of its share of ICA-17043 development costs and research and development funding of approximately $1.4 million from another collaborator for the remainder of 2005 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced internal product candidates, ICA-17043 for sickle cell disease and our lead compounds for the treatment of epilepsy and neuropathic pain. Our ability to generate product revenues, which we do not expect in any case will occur earlier than 2008, will depend heavily on the successful development and commercialization of these product candidates, particularly ICA-17043. The commercial success of these product candidates will depend on several factors, including the following:

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. We rely on Quintiles Transnational Corp. for the performance of most of our clinical trials. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles Transnational Corp., and QFinance, Inc., the holder of 4.0% of our outstanding capital stock, is a wholly owned subsidiary of Quintiles Transnational Corp.

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

We are a party to a number of license agreements. We consider only our license with Children’s Medical Center Corporation to be material to our business. We expect to enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

As of August 1, 2005, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 46.9% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of August 1, 2005, we had 21,726,017 shares of common stock outstanding. Of our outstanding shares, 16,523,946 shares are subject to lock-up agreements with the underwriters of our IPO that expire on August 29, 2005. Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144, these shares become eligible for sale in the public market on August 30, 2005.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, in the second quarter of 2005.

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

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through June 30, 2005, we used approximately $9.3 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses, with the remaining $26.0 million in proceeds invested in short-term investment-grade securities and money market accounts. Of the approximately $35.3 million, we have paid approximately $2.6 million to Quintiles Transnational Corp. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles. Other than these payments, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the second quarter of 2005, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2005, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1.	Election of three Class I directors for the next three years (there were no abstentions or broker non-votes in connection with the election of directors):

	For:	Withheld:
Anthony B. Evnin, Ph.D.	15,109,482	1,825
Dennis B. Gillings, CBE, Ph.D.	15,109,582	1,725
Martin A. Simonetti	15,109,482	1,825

In addition to the three directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: H. Jefferson Leighton, Ph.D., Charles A. Sanders, M.D., André L. Lamotte, Sc.D., Richard G. Morrison, Ph.D. and P. Kay Wagoner, Ph.D.

2.	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2005:

For:	Against:	Abstain:	Broker Non-Votes
15,108,057	3,000	250	N/A

ITEM 6 – EXHIBITS

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICAGEN, INC.

By:	/s/ Richard D. Katz, M.D.
Richard D. Katz, M.D.
Senior Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial
officer)

Date: August 15, 2005

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