Form 10-Q
period 2005-09-30
ICAGEN INC
filed 2005-11-07
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2005, there were outstanding 21,935,986 shares of the registrant’s common stock, $0.001 par value per share.

ICAGEN, INC.

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,240	$30,217
Accounts receivable	179	502
Prepaid expenses and other	1,810	2,958

Total current assets	54,229	33,677
Non-current assets:
Property and equipment, net	2,381	1,906
Technology license and related costs, net of accumulated amortization of $498 and $361 as of September 30, 2005 and December 31, 2004, respectively	2,389	2,506
Deposits and other	8	48

Total non-current assets	4,778	4,460

Total assets	$59,007	$38,137

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,019	$3,502
Accrued expenses	1,629	1,570
Current portion of deferred revenue	1,687	995
Current portion of equipment debt	699	604

Total current liabilities	6,034	6,671
Deferred revenue, less current portion	12,760	13,507
Equipment debt financing, less current portion	1,334	732

Total liabilities	20,128	20,910
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock, $0.001 par value; 18,000,000 shares authorized at September 30, 2005 and December 31, 2004; 0 and 13,910,639 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively; aggregate liquidation preference of $0 and $78,910 at September 30, 2005 and December 31, 2004, respectively	—	14
Common stock, $0.001 par value; 82,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 21,883,852 and 1,657,456 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	21	2
Additional paid-in capital	112,659	77,116
Deferred compensation	(3,162)	(4,222)
Accumulated deficit	(70,639)	(55,683)

Total stockholders’ equity	38,879	17,227

Total liabilities and stockholders’ equity	$59,007	$38,137

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Collaborative research and development revenues:
Research and development fees (including related party research fees from Abbott Laboratories (“Abbott”) of $692, $844, $2,076 and $2,531 for the periods presented, respectively)	$1,149	$1,222	$3,318	$2,937
Reimbursed research and development costs	1,165	609	2,757	645

Total collaborative research and development revenues	2,314	1,831	6,075	3,582
Operating expenses:
Research and development (including related party expenses from Quintiles Transnational Corp. of $1,062, $422, $3,857 and $1,673 for the periods presented, respectively)	6,253	4,848	18,724	13,905
General and administrative	1,265	551	3,332	2,014

Total operating expenses	7,518	5,399	22,056	15,919

Loss from operations	(5,204)	(3,568)	(15,981)	(12,337)
Other income (expense):
Interest income	453	109	1,130	243
Interest expense	(41)	(42)	(121)	(140)
Other	2	9	16	2

Total other income, net	414	76	1,025	105

Loss before income taxes	(4,790)	(3,492)	(14,956)	(12,232)
Income taxes	—	—	—	—

Net loss	$(4,790)	$(3,492)	$(14,956)	$(12,232)

Net loss per share – basic and diluted	$(0.22)	$(2.21)	$(0.79)	$(7.84)

Weighted average common shares outstanding - basic and diluted	21,772,101	1,583,548	18,870,614	1,560,086

Pro forma net loss per share assuming conversion of preferred stock – basic and diluted		$(0.21)	$(0.71)	$(0.75)

Pro forma weighted average common shares outstanding - basic and diluted		16,310,278	20,956,401	16,289,667

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(14,956)	$(12,232)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	818	825
Amortization of technology licenses and related costs	137	72
Amortization of deferred compensation	1,045	776
Loss on disposal of equipment	—	21
Changes in operating assets and liabilities:
Accounts receivable	323	(650)
Prepaid expenses and other current and non-current assets	1,188	(2,041)
Accounts payable and accrued expenses	(1,424)	1,066
Deferred revenue	(55)	14,015

Net cash (used in) provided by operating activities	(12,924)	1,852

Investing activities
Acquisition of property and equipment	(658)	(756)
Acquisition of technology licenses and related costs	(20)	(1,325)

Net cash used in investing activities	(678)	(2,081)

Financing activities
Proceeds from sale of common stock, net of issuance costs	35,345	—
Proceeds from equipment debt financing	595	219
Payments on equipment debt financing and capital lease obligations	(533)	(738)
Proceeds from exercise of warrants and stock options	218	146
Repayment on employee stock option notes receivable	—	12

Net cash provided by (used in) financing activities	35,625	(361)

Increase (decrease) in cash and cash equivalents	22,023	(590)
Cash and cash equivalents at beginning of period	30,217	32,434

Cash and cash equivalents at end of period	$52,240	$31,844

Supplemental disclosure of cash flow information
Cash paid for interest	$128	$140

Technology licenses and related costs in accounts payable	—	$650

Equipment acquired through debt financing	$635	—

See accompanying notes.

5

Icagen, Inc.

Notes to Condensed Financial Statements

September 30, 2005

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

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through September 30, 2005, the Company used approximately $14.4 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses, with the remaining $20.9 million in proceeds invested in short-term investment-grade securities and money market accounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Convertible preferred stock	—	14,726,730	—	14,729,581
Outstanding common stock options	3,730,511	3,400,344	3,635,462	3,210,601
Outstanding warrants	26,307	119,640	26,307	119,640

Total	3,756,818	18,246,714	3,661,769	18,059,822

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

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Historical:
Numerator:
Net loss	$(4,790)	$(3,492)	$(14,956)	$(12,232)

Denominator:
Weighted-average common shares outstanding – basic and diluted	21,772,101	1,583,548	18,870,614	1,560,086

Net loss per share – basic and diluted	$(0.22)	$(2.21)	$(0.79)	$(7.84)

Pro Forma:
Numerator:
Net loss, as reported		$(3,492)	$(14,956)	$(12,232)

Denominator:
Shares used above		1,583,548	18,870,614	1,560,086
Pro forma adjustments to reflect assumed conversion of Preferred Stock, on a weighted-average basis		14,726,730	2,085,787	14,729,581

Shares used to compute pro forma basic and diluted net loss per share		16,310,278	20,956,401	16,289,667

Pro forma net loss per share – basic and diluted		$(0.21)	$(0.71)	$(0.75)

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

Pro forma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	2.7%	3.5-4.0%	2.7%
Expected volatility	40.0%	40.0%	40.0%	40.0%
Expected life (in years)	2.5	2.5	2.5	2.5
Estimated weighted average fair value per share of options granted	$2.35	$4.58	$2.18	$5.71

Option valuation models such as the Black-Scholes-Merton model require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the vesting periods. The following disclosure is required in a tabular format by SFAS 148 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,790)	$(3,492)	$(14,956)	$(12,232)
Add: stock-based compensation included in net loss	343	258	1,045	776
Deduct: stock-based compensation assuming SFAS 123 fair value method was applied to all stock option awards	(428)	(165)	(1,205)	(811)

Pro forma net loss, as required by SFAS 123	$(4,875)	$(3,399)	$(15,116)	$(12,267)

Basic and diluted net loss per share, as reported	$(0.22)	$(2.21)	$(0.79)	$(7.84)

Pro forma basic and diluted net loss per share, as required by SFAS 123	$(0.22)	$(2.15)	$(0.80)	$(7.86)

2.	Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The deadline for adoption of Statement 123(R) by public companies is the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on January 1, 2006.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share under the heading “Stock-Based Compensation” in Note 1 to these financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions because the Company has had operating losses since inception.

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

Since our inception, we have incurred substantial losses and, as of September 30, 2005, we had an accumulated deficit of $70.6 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

Recent Developments

In 2005, we reported the results of our open label extension study to our Phase II study of ICA-17043 for the treatment of sickle cell anemia. The Phase II trial was a randomized, double-blind, placebo-controlled dose-range-finding study in 90 patients with sickle cell anemia conducted at 19 academic medical centers across the U.S. Following completion of the 12-week treatment period, and, for some patients, an eight week washout period, patients were offered the opportunity to enroll in the open label extension study, provided the study site had previously obtained institutional review board approval for such extension study. Of the 56 patients eligible to enroll in the open label extension study, 44, or 79%, elected to do so.

The open label extension study provided for a daily dose of 10 mg of ICA-17043 for a period of up to 48 weeks beyond completion of the Phase II study. All patients in the open label extension study received active study medication. In addition, some patients remained on concomitant hydroxyurea therapy, provided they had been on hydroxyurea therapy prior to entering the Phase II study. Unlike the Phase II trial, the open label extension study did not provide for an initial loading dose. The study was conducted primarily to evaluate further the long-term safety, and secondarily to evaluate descriptive evidence of efficacy, of this potential therapy. Since the study had no concurrent placebo control group, no formal statistical tests were performed.

ICA-17043 was generally well-tolerated during this open label extension study. There were no serious adverse events that were attributed to ICA-17043. Of the 44 patients who enrolled in this study, 32 completed the 48-week treatment period, with only two patients discontinuing participation in the study as a result of adverse events that were considered possibly or probably related to study medication, one following a reversible increase in the level of gamma glutamyl transferase, or GGT, an enzyme associated with the liver and biliary tract, and another following a diagnosis of interstitial nephritis, an inflammatory process involving the kidney. The only adverse events that occurred in two or more patients considered possibly related to study medication were GGT elevation, rash and headache.

During the Phase II study, ICA-17043 was demonstrated to improve the hematologic profile in patients with sickle cell anemia. In the open label extension study, hematologic data was collected during treatment for 42 of the 44 patients. Since no placebo group was available during this study for comparison, the last hematologic values collected while patients were taking ICA-17043 were compared to the beginning of Phase II study baseline values. Analysis of these hematologic parameters suggested that the pattern of beneficial effects of ICA-17043 observed during the Phase II study were maintained during the open label study. These effects included an increase in hemoglobin, hematocrit, and red blood cell count, as well as a decrease in dense cells, reticulocytes, bilirubin and lactate dehydrogenase, or LDH.

Because there was no concurrent placebo control arm, there was no comparison group available in the open label extension study to appropriately assess the effect of ICA-17043 on vaso-occlusive crisis rates or average monthly pain intensity scores. Moreover, more than half of the patients in the open label extension study had a history of no crises or only one crisis in the year prior to the Phase II study, making it difficult to detect improvements in crisis rate in these patients. Accordingly, a descriptive analysis was performed for the 44 enrolled patients comparing the number of crises observed during the treatment phase of the open label extension study, as defined by the study protocol, to the number of crises during the year prior to enrollment in the Phase II study, as reported by patient recall. In this analysis, the historical number of crises in the one year period prior to the Phase II study was adjusted to account for the missing time on treatment in the open label extension study for those patients who dropped out of the open label extension study before its completion, as well as for the difference in the length of the measurement period between the 48-week treatment period of the open label extension study and the one year period of the historical data. Under this analysis, there were fewer crises during the open label extension study in comparison to the historical number of crises, especially in those patients with a history of two or more crises in the year prior to the Phase II study. Given that crises in this study were not adjudicated by an independent committee as was done in the Phase II study, and that there were a small number of self-selected patients, these descriptive results must be interpreted with caution. Average monthly pain intensity scores were relatively stable throughout the duration of the study.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accrued expenses, research and development, stock-based compensation and accounting for income taxes. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission, or SEC, on March 31, 2005.

Results of Operations

Comparison of Three Months Ended September 30, 2005 and September 30, 2004

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $483,000, or 26%, to $2.3 million for the three months ended September 30, 2005 from $1.8 million for the three months ended September 30, 2004. This increase reflects an increase of approximately $635,000 due to the initiation of our collaboration with McNeil in June 2004, partially offset by a decrease of $152,000 in connection with our collaboration with Abbott.

Research and Development Expense

Research and development expense increased by $1.4 million, or 29%, to $6.3 million for the three months ended September 30, 2005 from $4.8 million for the three months ended September 30, 2004. The increase was due primarily to an increase of $1.5 million related to the development of ICA-17043 for the treatment of sickle cell disease and an increase in the aggregate of $211,000 related to increases in amortization of deferred stock-based compensation, consulting expenses, license fee expenses, outsourced chemistry expenses, and maintenance expenses, partially offset by a decrease of $402,000 in expenses related to our epilepsy program due to the discontinuation of clinical development of ICA – 69673 during the first quarter of 2005.

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

	Three months ended September 30,		Cumulative from Inception
Development Program	2005	2004
		(in thousands)

ICA-17043	$2,648	$1,122	$23,199
Lead compounds for epilepsy and neuropathic pain, including ICA-69673	122	525	7,729

Total	$2,770	$1,647	$30,928

General and Administrative Expense

General and administrative expense increased by $714,000, or 130%, to $1.3 million for the three months ended September 30, 2005 from $551,000 for the three months ended September 30, 2004. The increase was due primarily to an increase of $201,000 in fees for consulting and professional services primarily related to consulting fees incurred in preparing for Sarbanes Oxley regulatory compliance, an increase of $125,000 in insurance costs primarily related to directors’ and officers’ insurance, an increase in legal expenses of $87,000, and an increase in the aggregate of $206,000 related to increases in printing expenses, accounting expenses, salary and benefits expense, amortization of deferred stock-based compensation, travel expense, recruitment expense and compensation expense for our board of directors.

Interest Income and Interest Expense

Interest income increased $344,000, or 316%, to $453,000 for the three months ended September 30, 2005, from $109,000 for the three months ended September 30, 2004. The increase in interest income was attributable to a higher average cash balance as a result of the investment of the net proceeds from our initial public offering, or IPO, as well as a higher average interest rate.

Interest expense remained relatively constant at approximately $40,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Comparison of Nine Months Ended September 30, 2005 and September 30, 2004

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $2.5 million, or 70%, to $6.1 million for the nine months ended September 30, 2005 from $3.6 million for the nine months ended September 30, 2004. This increase reflects an increase of approximately $2.9 million due to the initiation of our collaboration with McNeil in June 2004, partially offset by a decrease of $455,000 in connection with our collaboration with Abbott.

Research and Development Expense

Research and development expense increased by $4.8 million, or 35%, to $18.7 million for the nine months ended September 30, 2005 from $13.9 million for the nine months ended September 30, 2004. The increase was due primarily to an increase of $3.3 million related to the development of ICA-17043 for the treatment of sickle cell disease, an increase of $387,000 in salary and benefits expense due to normal annual increases in salary and benefits for existing employees and the addition of new employees, an increase of $312,000 related to the development of our lead compounds for the treatment of epilepsy and neuropathic pain, including ICA-69673, which amount includes wind-down costs related to a long-term animal safety study of ICA-69673 of approximately $250,000 which we incurred during the second quarter of 2005, an increase of $216,000 in outsourced chemistry expense, an increase of $215,000 in laboratory supplies expense, an increase of $198,000 in expense related to the amortization of deferred stock-based compensation and an increase in the aggregate of $226,000 related to increases in patent and license fee expenses, partially offset by a decrease of $103,000 in expense related to preclinical studies.

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

	Nine months ended September 30,		Cumulative from Inception
Development Program	2005	2004
		(in thousands)

ICA-17043	$6,253	$2,981	$23,199
Lead compounds for epilepsy and neuropathic pain, including ICA-69673	1,952	1,641	7,729

Total	$8,205	$4,622	$30,928

General and Administrative Expense

General and administrative expense increased by $1.3 million, or 65%, to $3.3 million for the nine months ended September 30, 2005 from $2.0 million for the nine months ended September 30, 2004. The increase was due primarily to an increase of $385,000 in insurance costs primarily related to directors’ and officers’ insurance, an increase of $326,000 in fees for consulting and professional services primarily related to consulting fees incurred in preparing for Sarbanes Oxley regulatory compliance, an increase of $199,000 in salary and benefits expense due to normal annual increases in salary and benefits for existing employees and the addition of new employees, and an increase in the aggregate of $342,000 related to increases in accounting expenses, amortization of deferred stock-based compensation, travel expense, recruitment expense and compensation expense for our board of directors, offset in part by a decrease of $82,000 in legal expenses.

Interest Income and Interest Expense

Interest income increased $887,000, or 365%, to $1.1 million for the nine months ended September 30, 2005 from $243,000 for the nine months ended September 30, 2004. The increase in interest income was attributable to a higher average cash balance as a result of the investment of the net proceeds from our IPO as well as a higher average interest rate.

Interest expense decreased $19,000, or 14%, to $121,000 for the nine months ended September 30, 2005 from $140,000 for the nine months ended September 30, 2004. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with McNeil, Abbott, Bristol-Myers Squibb and Astellas, proceeds from equipment debt financing and capital leases and interest income. At September 30, 2005, our cash and cash equivalents were $52.2 million as compared to $30.2 million at December 31, 2004. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Cash Flows

Net cash used in operating activities was $12.9 million for the nine months ended September 30, 2005. This reflects a net loss of approximately $15.0 million and a decrease of approximately $1.4 million in accounts payable and accrued expenses. These amounts were partially offset by a decrease of $1.2 million in prepaid expenses and other current and non-current assets, $1.0 million of non-cash expenses related to amortization of deferred compensation, $818,000 of non-cash expenses for depreciation and amortization of property and equipment, a decrease of $323,000 in accounts receivable and $137,000 of non-cash expenses related to amortization of technology licenses and related costs.

Net cash used in investing activities in the nine months ended September 30, 2005 was $678,000, consisting primarily of the purchase of property and equipment. In addition, during the nine months ended September 30, 2005, equipment totaling $635,000 was acquired through debt financing.

Net cash generated by financing activities during the nine months ended September 30, 2005 was $35.6 million and consisted primarily of $35.3 million in net proceeds from our IPO, $595,000 in proceeds from equipment debt financing and $218,000 in proceeds from the exercise of stock options partially offset by $533,000 in principal repayments related to our equipment debt financing.

Net cash generated by operating activities was $1.9 million for the nine months ended September 30, 2004. This reflects a net loss of approximately $12.2 million, an increase of approximately $2.0 million in prepaid expenses and other current and non-current assets primarily related to costs associated with our IPO and an increase of $650,000 in accounts receivable. These amounts were offset by an increase of approximately $14.0 million in deferred revenue in connection with our collaboration with McNeil, an increase of approximately $1.1 million in accounts payable and accrued expenses, $825,000 of non-cash expenses for depreciation and amortization of property and equipment and $776,000 of non-cash expenses related to amortization of deferred compensation charges.

Net cash used in investing activities in the nine months ended September 30, 2004 was $2.1 million and consisted of approximately $1.3 million related to obligations to CMCC incurred in connection with our collaboration with McNeil and $756,000 related to the purchase of property and equipment.

Net cash used in financing activities during the nine months ended September 30, 2004 was $361,000 and consisted primarily of $738,000 in principal repayments related to our equipment debt financing, partially offset by

$219,000 in proceeds from equipment debt financing and $146,000 in net proceeds from the exercise of stock options.

Contractual Obligations

Our contractual obligations as of December 31, 2004 are described in our Annual Report on Form 10-K.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, funding by McNeil of its share of ICA-17043 development costs and research and development funding of $692,000 from another collaborator for the remainder of 2005 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 21 months. Our future capital requirements will depend on many factors, including:

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

We do not anticipate that we will generate product revenue for at least the next several years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for funding by McNeil of its share of ICA-17043 development costs and collaboration revenue of $692,000 as funding for research and development activities that we expect to recognize during the remainder of 2005 from one of our collaborators, we do not currently have any commitments for future external funding.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections,” or SFAS No. 154, a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim

Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123. Statement 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The deadline for adoption of Statement 123(R) by public companies is the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share under the heading “Stock-Based Compensation” in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions because we have had operating losses since inception.

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

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of September 30, 2005, we had an accumulated deficit of $70.6 million. We have incurred losses in each year since our inception in 1992. Our net losses were $15.0 million for the nine months ended September 30, 2005, $16.7 million in 2004, $14.2 million in 2003 and $8.6 million in 2002. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our IPO, funding by McNeil of its share of ICA-17043 development costs and research and development funding of approximately $692,000 from another collaborator for the remainder of 2005 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 21 months. Our future capital requirements will depend on many factors, including:

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced internal product candidates, ICA-17043 for sickle cell disease and our lead compounds for the treatment of epilepsy and neuropathic pain. Our ability to generate product revenues, which we do not expect in any case will occur earlier than 2008, will depend heavily on the successful development and commercialization of these product candidates, particularly ICA-17043. The commercial success of these product candidates will depend on several factors, including the following:

•	successful completion of clinical trials;

•	receipt of marketing approvals from the U.S. Food and Drug Administration, or FDA, and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third party payors.

We initiated a pivotal Phase III clinical trial of ICA-17043 for the chronic treatment of sickle cell disease in the first quarter of 2005. This clinical trial may not be successful. It is also possible that the FDA could require us to perform additional studies of ICA-17043, including additional Phase III clinical trials. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, even if we achieve favorable results in the Phase III clinical trial of ICA-17043 which we are conducting, the FDA may require that we conduct a second pivotal Phase III clinical trial if the FDA does not find the results to be sufficiently persuasive. In addition, the results of our Phase II clinical trial are not necessarily indicative of the results we will obtain in our planned Phase III or other subsequent clinical trials, particularly because the primary clinical endpoints of these trials are not the same.

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

We do not currently own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s Current Good Manufacturing Practices, or cGMP, regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing ICA-17043 for clinical trials or that may in the future manufacture the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain for our preclinical studies or clinical trials should cease to continue to do so for any reason, we expect that we would experience delays in advancing these trials while we identify and qualify replacement suppliers.

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

As of November 1, 2005, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 42.7% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of 11,582,543 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

As of November 1, 2005, we had 21,935,986 shares of common stock outstanding. Of our outstanding shares, 16,523,946 shares were subject to lock-up agreements with the underwriters of our IPO that expired on August 29, 2005. Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144, these shares became eligible for sale in the public market on August 30, 2005.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, in the third quarter of 2005.

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

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through September 30, 2005, we used approximately $14.4 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses, with the remaining $20.9 million in proceeds invested in short-term investment-grade securities and money market accounts. Of the approximately $35.3 million, we have paid approximately $4.0 million to Quintiles Transnational Corp. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles. Other than these payments, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the third quarter of 2005, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

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

Date: November 7, 2005

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