Form 10-K
period 2005-12-31
ICAGEN INC
filed 2006-03-15
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, or the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2005, was approximately $135,116,688 based on the closing sale price of the common stock on such date as reported on The Nasdaq National Market. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director and executive officer of the registrant.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on January 31, 2006 was 22,050,762.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders scheduled to be held on June 5, 2006, or the 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2006 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

Icagen and our logo are our trademarks. Each of the other trademarks, trade names or service marks appearing in this prospectus belongs to its respective holder.

ICAGEN, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference in this annual report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The important factors listed below, as well as any cautionary language elsewhere in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the “Risk Factors” section below and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

PART I

ITEM 1 —BUSINESS

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

Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•	ICA-17043 for sickle cell anemia and related genetic variants, which are referred to collectively as sickle cell disease. We initiated a pivotal Phase III clinical trial of ICA-17043 in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with McNeil Consumer & Specialty Pharmaceuticals Division of McNeil PPC, Inc., a subsidiary of Johnson & Johnson, relating to the development and commercialization of ICA-17043;

•	a compound for atrial fibrillation, which is being developed by our collaborator Bristol-Myers Squibb Company and for which an initial Phase I safety study has been completed;

•	lead compounds for epilepsy and neuropathic pain, for which we are conducting preclinical studies; and

•	lead compounds for dementia, including Alzheimer’s disease, for which our collaborator Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd., is conducting preclinical studies, and lead compounds for attention deficit/hyperactivity disorder, or ADHD, which were derived from the collaboration and for which we are conducting preclinical studies.

We are also conducting ongoing drug discovery programs focused on new therapeutics for pain disorders, inflammatory disorders and glaucoma. In each of these programs, we have identified small molecule compounds that have demonstrated activity on specific ion channels. When we tested these compounds in preclinical studies, including in some cases animal models, they showed desired activities and profiles, validating these ion channels as potential therapeutic targets for the particular indication. In addition to our internal programs, we have established collaborations with McNeil, Bristol-Myers Squibb and Astellas to further capitalize on our ion channel capabilities. We plan to generate revenue from any product candidates that we successfully develop either through direct sales, collaboration arrangements with leading pharmaceutical and biotechnology companies or a combination of these approaches.

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

Ion channels possess gating mechanisms which may cause the channel to undergo changes in shape or molecular arrangement, called conformational changes. These conformational changes may occur in response to particular stimuli, including ions, other cellular factors, and changes in electrical voltage or drugs. Conformational changes may expose additional sites on the channels that can be targeted for drug interactions. In studying the function of ion channels, it is important to understand the different channel conformational states so that potential drugs can be discovered and appropriately characterized.

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

Using our drug discovery and development approach, we have:

•	developed two clinical stage programs and two preclinical stage programs with what we believe are novel chemical entities working through novel mechanisms of action;

•	established collaborations with three leading pharmaceutical companies; and

•	developed ongoing research stage programs spanning multiple and diverse therapeutic areas and providing us with a pipeline of compounds that modulate ion channel targets.

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

Establish strategic alliances with leading pharmaceutical and biotechnology companies. We plan to selectively enter into new strategic alliances with leading pharmaceutical and biotechnology companies to assist us in advancing our drug discovery and development programs. We expect that these alliances will provide us with access to the therapeutic area expertise and research, development and commercialization resources of our collaborators as well as augment our financial resources. We believe that our expertise in ion channel drug discovery and development helps us to secure collaborations, such as our current collaborations with McNeil, Bristol-Myers Squibb and Astellas, on attractive terms. We expect that in some of these alliances we will seek to maintain rights in the development of drug candidates and the commercialization of drugs as part of our effort to build our internal clinical development and sales and marketing capabilities.

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

Clinical and Preclinical Programs

The following table summarizes key information about our and our collaborators’ product candidates that are in clinical trials and our principal preclinical programs. All of the compounds in these programs are the result of our internal or collaborative research efforts. In all of these programs, we or our collaborators are developing small molecule drugs that target specific ion channels.

Product Candidate/Indication	Development Phase	Commercialization Rights	Status
Clinical Programs

ICA-17043 for sickle cell disease	Phase III	Icagen and McNeil	Pivotal Phase III clinical trial initiated in the first quarter of 2005

Bristol-Myers Squibb collaboration compound for atrial fibrillation	Phase I	Bristol-Myers Squibb	Single-dose escalation study in healthy volunteers completed in 2004; single-dose Phase I proof-of-concept study in human subjects discontinued in 2005; BMS considering alternative trial designs

Preclinical Programs

Lead compounds for epilepsy and neuropathic pain	Preclinical	Icagen	Preclinical studies in progress

Dementia, including Alzheimer’s disease, and ADHD	Preclinical	Astellas and Icagen	Preclinical studies in progress

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

Disease overview. Sickle cell disease is a chronic and debilitating genetic blood disorder, primarily affecting individuals of African descent, resulting in a variety of disease complications and a significantly shortened lifespan in the majority of patients. The genetic defect in sickle cell disease is a single point mutation in the DNA sequence coding for hemoglobin, the oxygen-carrying protein found in red blood cells. This genetic defect predisposes the hemoglobin molecules to polymerize into long chain-like structures under particular conditions, creating abnormal red blood cells. These abnormal red blood cells lose potassium ions along with chloride ions and water. These processes lead to the formation of dense and dehydrated red blood cells that may assume a characteristic “sickle” shape. There are also a variety of other abnormalities that occur in sickle cell disease, including damage to the red blood cell membrane, increased viscosity of the blood and abnormalities of blood vessels, which contribute to the disease.

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

Phase I Trials. We conducted a Phase I clinical trial program for ICA-17043 that involved a total of 175 study participants, including 147 healthy volunteers and 28 sickle cell disease patients. The Phase I program was designed to study ICA-17043 with regard to safety, dose, pharmacokinetics, metabolism, bioavailability and

Gardos channel inhibition. Pharmacokinetics refers to the absorption into, distribution within and excretion from the body of a drug. We conducted six separate Phase I studies, including single-dose escalation studies in both patients and healthy volunteers, as well as multiple dose, food effect, bioavailability and drug metabolism studies in healthy volunteers. In blood samples taken from both healthy volunteers and patients, ICA-17043 achieved dose-dependent Gardos channel inhibition. ICA-17043 demonstrated pharmacokinetic properties suitable for chronic therapy. The half- life of ICA-17043 in these trials was approximately 12 to 14 days. The drug was shown to have a favorable safety profile, with no drug-related serious adverse events. There was, however, a mild increase in the activity of a liver enzyme that is responsible for the metabolism of some other drugs. A mild increase in this enzyme could decrease somewhat the blood levels of other drugs, such as some contraceptives, erythromycin-type antibiotics and some cholesterol lowering drugs, when taken concurrently with ICA-17043. A similar, but more marked, effect is seen in other currently marketed drugs, and we do not consider this finding to be a concern with regard to the further development of ICA-17043. However, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in earlier clinical trials does not mean that subsequent trials will confirm the earlier findings.

Phase II Trial. In 2004, we completed a randomized, double-blind, placebo-controlled dose-range-finding Phase II clinical trial of the efficacy and safety of ICA-17043 in 90 patients with sickle cell anemia. The study was conducted at 19 academic medical centers across the United States. Male and female patients, 18 to 60 years of age, with a confirmed diagnosis of sickle cell anemia and a history of at least one vaso-occlusive crisis requiring hospitalization in the past were eligible for the study.

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

Efficacy assessments included changes in hemoglobin level, which was the primary study endpoint, red blood cell count, hematocrit, reticulocytes, dense red blood cells and two biochemical markers of hemolysis, bilirubin and lactate dehydrogenase, or LDH. Clinical assessments included rates of painful crises, time to painful crisis, chronic pain intensity score, maximum crisis morbidity rank and quality of life as measured by the SF-36 health status survey. We included these clinical parameters to help us assess the feasibility and logistics of these endpoints for use in our planned Phase III trial. However, this study was not powered to demonstrate statistical significance with respect to these clinical parameters. We also determined plasma concentrations of ICA-17043 and hydroxyurea and Gardos channel inhibition.

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

Placebo Adjusted Difference in the 10 mg Treatment Arm

	Intent-to-Treat Population
Parameter (units)	Mean Baseline(1)	Mean Difference		% Difference		Mean P-Value	Median Difference
Red blood cell count (106/µL)	2.56		0.31		12	<0.001		0.28
Hematocrit (%)	24.65		1.89		8	0.002		2.60
Reticulocytes (106/µL)	0.34	¯	0.06	¯	18	<0.001	¯	0.03
Dense red blood cells (106/µ/L)	0.18	¯	0.04	¯	22	0.008	¯	0.05
Indirect Bilirubin (mg/dL)	2.94	¯	1.30	¯	43	<0.001	¯	0.85
LDH (u/L)	509	¯	106	¯	21	0.002	¯	142

(1)	Baseline levels in the placebo arm were similar to those in the 10 mg treatment arm.

•	Red blood cell count and hematocrit. Red blood cell count and hematocrit, similar to hemoglobin level, are measures of the number of red blood cells and oxygen-carrying capacity of the blood. Red blood cell count and hematocrit are decreased in sickle cell anemia as a result of destruction of the abnormal red blood cells. Improvement in the hemolytic anemia would be expected to result in an increase in red blood cell count and hematocrit. We observed a 12% increase in red blood cell count and an 8% increase in hematocrit in the 10 mg treatment arm relative to the placebo arm.

•	Reticulocytes. Reticulocytes are immature red blood cells that are released from the marrow into the circulation. A high level of reticulocytes is seen in sickle cell anemia as the bone marrow attempts to compensate for red blood cell destruction by increasing production of new red blood cells. Improvement in the hemolytic anemia would be expected to result in a decrease in reticulocytes. We observed an 18% reduction in reticulocytes in the 10 mg treatment arm relative to the placebo arm.

•	Dense red blood cells. Dense red blood cells are those red blood cells that have become dehydrated and are believed to result in the formation of sickle cells. We observed a 22% reduction in the formation of dense red blood cells in the 10 mg treatment arm relative to the placebo arm.

•	Indirect bilirubin and LDH. Indirect bilirubin and LDH are biochemical markers of red blood cell destruction and are elevated in sickle cell anemia as a result of premature destruction of the abnormal red blood cells. Improvement in the hemolytic anemia would therefore be expected to result in a decrease in indirect bilirubin and LDH. We observed a 43% reduction in indirect bilirubin and a 21% reduction in LDH in the 10 mg treatment arm relative to the placebo arm.

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

Open Label Extension Study. In the second half of 2005, we completed an open label extension study to evaluate further the long-term safety and efficacy of ICA-17043 for a period of up to an additional 48 weeks beyond the Phase II study period. Following completion of the 12-week treatment period of the Phase II trial, and, for some patients, an eight-week washout period, patients were offered the opportunity to enroll in the open label extension study, provided the study site had previously obtained institutional review board approval for such extension study. Of the 56 patients eligible to enroll in the open label extension study, 44, or 79%, elected to do so.

The open label extension study provided for a daily dose of 10 mg of ICA-17043 for a period of up to 48 weeks beyond completion of the Phase II clinical trial. All patients in the open label extension study received active study medication. In addition, some patients remained on concomitant hydroxyurea therapy, provided they had been on hydroxyurea therapy prior to entering the Phase II trial. Unlike the Phase II trial, the open label extension study did not provide for an initial loading dose. The study was conducted primarily to evaluate further the long-term safety, and secondarily to evaluate descriptive evidence of efficacy, of this novel potential therapy. Since the study had no concurrent placebo control group, no formal statistical tests were performed.

ICA-17043 was generally well tolerated during this open label extension study. There were no serious adverse events that were attributed to ICA-17043. Of the 44 patients who enrolled in this study, 32 completed the 48-week treatment period, with only two patients discontinuing participation in the study as a result of adverse events that were considered possibly or probably related to study medication, one following a reversible increase in the level of gamma glutamyl transferase, or GGT, an enzyme associated with the liver and biliary tract, and another following a diagnosis of interstitial nephritis. The only adverse events that occurred in two or more patients considered possibly related to study medication were GGT elevation, rash and headache.

During the Phase II trial, ICA-17043 was demonstrated to improve the hematologic profile in patients with sickle cell anemia. In the open label extension study, hematologic data was collected during treatment for 42 of the 44 patients. Since no placebo group was available during this study for comparison, the last hematologic values collected while patients were taking ICA-17043 during the open label study were compared to the beginning of Phase II trial baseline values. Analysis of these hematologic parameters suggested that the pattern of beneficial effects of ICA-17043 observed during the Phase II trial were maintained during the open label study. These effects included an increase in hemoglobin, hematocrit and red blood cell count, as well as a decrease in dense cells, reticulocytes, bilirubin and LDH.

Because there was no concurrent placebo control arm, there was no comparison group available in the open label extension study to appropriately assess the effect of ICA-17043 on vaso-occlusive crisis rates or average monthly pain intensity scores. Moreover, more than half of the patients in the open label extension study had a history of no crises or only one crisis in the year prior to the Phase II trial, making it difficult to detect improvements in crisis rate in these patients. Accordingly, a descriptive analysis was performed for the 44 enrolled patients comparing the number of crises observed during the treatment phase of the open label extension study, as defined by the study protocol, to the number of crises during the year prior to enrollment in the Phase II trial, as reported by patient recall. In this analysis, the historical number of crises in the one-year period prior to the Phase II trial was adjusted to account for the missing time on treatment in the open label extension study for those patients who dropped out of the open label extension study before its completion as well as for the difference in the length of the measurement period between the 48-week treatment period of the open label extension study and the one-year period of the historical data. Under this analysis, there were fewer crises during the open label extension study in comparison to the historical number of crises, especially in those patients with a history of two or more crises in the year prior to the Phase II trial. Given that crises in this study were not adjudicated by an independent committee as was done in the Phase II trial, and that there were a small number of self-selected patients, these descriptive results must be interpreted with caution. Average monthly pain intensity scores were relatively stable throughout the duration of the study.

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

We are conducting the study at approximately 65 sites across the U.S. and in selected other countries. We initiated the Phase III clinical trial in the first quarter of 2005. During the first quarter of 2006, we met the midway point of enrollment, with over 150 patients enrolled in the study.

The study design includes interim safety analyses by an independent data monitoring committee, or DMC, at approximately six-month intervals and one interim analysis for efficacy and futility that is to be conducted after at least three months of data are available for approximately half of the total study population. The interim analysis for efficacy and futility will be conducted on unblinded data and reviewed by the DMC. In addition, based upon an analysis of the blinded data, we may decide to increase the size of the trial if the observed variance in crisis rates is meaningfully larger than what was assumed in the original sample size calculations.

In addition to the pivotal Phase III clinical trial, other clinical trials of ICA-17043 that we have conducted, are conducting or are planning to conduct include the following:

•	a bioavailability study that we recently conducted to support the use of a 10 mg oral tablet for Phase III trials;

•	a drug interaction study that we are conducting to evaluate the interaction between ICA-17043 and an oral contraceptive;

•	a drug metabolism study using radiolabeled ICA-17043 to determine further the metabolism and excretion of ICA-17043 after oral doses in healthy volunteers;

•	studies that we are planning to conduct to provide supportive data for approval in pediatric patients, including a pediatric pharmacokinetic, safety and tolerability study and a pediatric efficacy study;

•	a study that we are planning to conduct in sickle cell disease patients who have secondary pulmonary hypertension, a common complication of this illness; and

•	the FDA-required two-year rodent carcinogenicity studies that we initiated in 2004 and that are currently in progress.

McNeil Collaboration. In June 2004, we entered into collaboration and copromotion agreements with McNeil to develop and commercialize ICA-17043 for the treatment of sickle cell disease. Subject to satisfactorily completing clinical development and receiving required regulatory approvals, we and McNeil plan to copromote ICA-17043 in the United States and share equally in the profits and losses from the commercialization of ICA-17043 in the United States and, if we elect to copromote in Canada, from the commercialization of ICA-17043 in Canada. McNeil is entitled to commercialize ICA-17043 outside the United States, including in Canada if we do not elect to copromote in that country, pursuant to an exclusive license and is required to pay us a royalty on net product sales. ICA-17043 has received fast track designation and orphan drug designation from the FDA. Please see “Our Collaborations – McNeil” for a discussion of our collaboration with McNeil.

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

Market opportunity and current treatment. Epilepsy represents a large and growing market opportunity. According to the Epilepsy Foundation, there is an estimated prevalence of 2.5 million patients in the United States, with approximately 180,000 new cases diagnosed in the United States each year. Sales of drugs currently marketed for the treatment of epilepsy totaled approximately $8.0 billion in the United States during 2005, according to IMS Health. These sales included prescriptions of these drugs for both epilepsy and other indications, including neuropathic pain. Despite the variety of drugs currently available, approximately one-third of the epilepsy patient population remains resistant to currently available medical treatment according to Brain, a journal of neurology.

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

Market opportunity and current treatment. Approximately 23 million patients in the United States, Europe and Japan suffer from some form of neuropathic pain, spending an estimated $2.5 billion globally in 2004, according to data from Espicom Business Intelligence. A variety of drugs are used for the treatment of neuropathic pain, including some anticonvulsants, tricyclic antidepressants and antiarrhythmics.

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

Two additional agents, Cymbalta and Lyrica, have been approved by the FDA for the treatment of specified types of neuropathic pain. In clinical trials, the most common side effects associated with Cymbalta included nausea, somnolence, dizziness, dry mouth, constipation, hyperhidrosis, decreased appetite and asthenia, while those associated with Lyrica included dizziness, somnolence, dry mouth, peripheral edema, blurred vision, weight gain and difficulty with attention. In addition, Lyrica has been labeled as a “controlled substance” by the FDA, and is therefore subject to a number of restrictions regarding its distribution and use.

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

In 2004, we completed an initial Phase I human clinical trial of ICA-69673, which was our most advanced lead compound in this program. This trial was a single-dose escalation study in healthy volunteers. In this study, ICA-69673 demonstrated an acceptable safety and toxicity profile and pharmacokinetics consistent with the potential for once-a-day or twice-a-day oral dosing. In the first quarter of 2005, we conducted a multiple-dose safety, tolerability and pharmacokinetic study of ICA-69673. Results of this study did not support the continued clinical development of ICA-69673 for the chronic oral treatment of epilepsy and neuropathic pain. As a result, at this time, we have decided not to pursue the further clinical development of this compound. We are currently performing preclinical studies on our other lead compounds in order to select a backup compound to advance into clinical development.

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

In 2004, Bristol-Myers Squibb completed an initial Phase I safety study of the Bristol-Myers Squibb atrial fibrillation compound. The trial was a single-dose escalation study in healthy volunteers. We understand that in this study the compound demonstrated an acceptable safety and toxicity profile. Subsequently, Bristol-Myers Squibb initiated a Phase I proof-of-concept study in 2004. As a result of slow enrollment into this proof-of-concept study, during the fourth quarter of 2005, Bristol-Myers Squibb decided to discontinue this specific clinical trial. Bristol-Myers Squibb is currently considering alternative trial designs.

Lead Compounds for Dementia, Including Alzheimer’s Disease, and ADHD

We have collaborated with Astellas to discover small molecule ion channel inhibitors that target a particular potassium channel located on the membrane of neurons in the hippocampus, a region of the brain that has been demonstrated to be important in the formation of memories and other central nervous system, or CNS, functions, as well as in certain other areas of the central nervous system. Astellas is developing certain of these compounds for the chronic treatment of memory loss associated with aging, such as occurs in dementia, including Alzheimer’s disease. Icagen is evaluating certain other of these compounds for potential development in certain other CNS indications, such as ADHD.

During 2004, Astellas selected one of these compounds for advanced preclinical studies. During 2005, Astellas decided not to pursue further development of that particular compound but instead decided to evaluate other lead compounds. Astellas holds worldwide exclusive rights to certain of these compounds pursuant to a license under which we are entitled to payments if specified development and regulatory milestones are achieved.

We are also entitled to royalties on net product sales. Icagen has the right to develop certain other compounds for certain other CNS indications, including ADHD, for which Astellas will be entitled to receive royalties on net product sales.

Disease overview. The brain is comprised of a complex network of neurons that enable memory, sensation, emotion and other cognitive functions. Neurons are highly specialized cells that are capable of communicating with each other through biochemical transmission across junctions called synapses. For this communication to occur, neurons secrete chemicals, known as neurotransmitters, that bind to receptors on neighboring neurons. Coordinated communication across synapses is essential for the formation of memories, the maintenance of attention, and other CNS activities.

Several classes of ion channels play a critical role in both the activation of neurons and in the secretion of neurotransmitters across synapses. In particular, some classes of potassium ion channels, sodium ion channels and calcium ion channels have been shown to be critical in the cascade of events that leads to the secretion of neurotransmitters in key regions of the brain associated with memory and attention, including the hippocampus. We believe that some of these channels may be important in the process of memory formation and retention and the maintenance of attention.

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

ADHD also represents an important disease area. ADHD is characterized by difficulty maintaining attention, modulating activity level and impulsive activity, resulting in maladaptive behaviors. The condition is often chronic, with symptoms present into adulthood. The pathophysiology of ADHD is not well understood, but is believed to involve certain neurotransmitter systems in particular regions of the brain.

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

Drugs currently used for the treatment of Alzheimer’s disease include Aricept, Reminyl and Exelon. The primary shortcoming of these drugs is their limited efficacy. Despite their limited efficacy, the market for drugs used in the treatment of Alzheimer’s disease is significant, with estimated sales of approximately $2.2 billion in the United States during 2005, according to IMS Health. Each of the currently marketed drugs benefits a relatively small proportion of patients, in whom the effects tend to be limited according to Harrison’s Principles of Internal Medicine. Additionally, each of these drugs has significant side effects, including nausea, vomiting, diarrhea, slow heart rate, dizziness and insomnia.

The prevalence of ADHD is estimated at three to seven percent of children, and the disorder frequently persists into adulthood. Drugs currently used for the treatment of ADHD include Ritalin, Concerta, Adderall and Strattera. Combined sales of these agents was approximately $2.7 billion in the United States during 2005, according to IMS Health. Although approximately 70 to 80 percent of patients treated with these agents show improvement, some patients are not adequately treated with currently available therapies. Side effects associated with these drugs include appetite suppression, stomachache, headache and deceleration in rate of growth. In addition, one of these agents has recently been associated with potential liver toxicity.

Lead Compounds. The compounds being developed as a result of our collaboration with Astellas target a particular potassium ion channel that is expressed at high levels in regions of the brain that are central to the formation and retention of memories, and other CNS functions, such as attention. In preclinical studies conducted by us, Astellas or jointly by the parties, these compounds:

•	enhanced electrical activity in these regions of the brain, in animal brain slice recordings; and

•	improved the formation and retention of memories in animal models of age-related memory loss, including in animal models standard in the pharmaceutical industry for assessing memory, learning and activity.

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

Program Status. We have profiled the distribution of all human ion channels known to us in the pathways involved in fluid inflow and outflow of the anterior chamber of the human eye. We have found that both pathways express an extensive and distinctly different array of ion channels. Based upon our knowledge of the physiology and likely roles of these ion channels, we have selected particular ion channels as potential drug targets because we believe that they have potential therapeutic utility in the treatment of glaucoma. We have identified compounds that modulate these ion channel targets and are further characterizing these molecules in advanced assays.

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

Our Collaborations

A key element of our strategy is to establish strategic collaborations with leading pharmaceutical and biotechnology companies. We have entered into collaborations with McNeil, Bristol-Myers Squibb, Astellas and Abbott. These collaborations provide us with an opportunity to extend our ion channel drug discovery technology into additional therapeutic areas and to benefit from the research, development and commercialization capabilities of our collaborators as well as to augment our financial resources. In the research phase of each of our collaborations with Bristol-Myers Squibb, Astellas and Abbott, our collaborators devoted substantial scientific and financial resources to our joint discovery efforts.

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

The term of the copromotion and profit and loss sharing arrangements in the copromotion territory extends so long as both parties are developing and commercializing ICA-17043, but at least until the later of 15 years after commercial launch in the United States and the expiration of the patent rights licensed to McNeil in the copromotion territory. Each party has the right thereafter to continue developing and commercializing ICA-17043 unilaterally if the other party elects to cease joint development and commercialization. The payment of royalties to us by McNeil based on net product sales of ICA-17043 outside the copromotion territory extends, on a country-by-country basis, until the later of 15 years after commercial launch and the expiration of the last-to-expire patent rights licensed to McNeil in the country.

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

Bristol-Myers Squibb

In October 1997, we entered into a collaboration with Bristol-Myers Squibb to discover, develop and commercialize novel small molecule drugs that act on a specified ion channel target and that are identified as potential treatments for atrial fibrillation. Our collaborative research and development efforts with Bristol-Myers Squibb resulted in the identification of the Bristol-Myers Squibb atrial fibrillation compound, for which Bristol-Myers Squibb completed an initial Phase I safety study in 2004. In 2004, Bristol-Myers Squibb initiated a Phase I proof-of-concept study, which it discontinued in 2005 due to difficulty enrolling patients into the trial. Bristol-Myers Squibb is currently considering alternative trial designs. In connection with this collaboration agreement, Bristol-Myers Squibb has paid us a total of $9.4 million through December 31, 2003, comprised of an upfront license fee and payments for research and development activities. The research phase of this collaboration was completed in September 2003.

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

Astellas

In March 2000, we entered into a collaboration with Astellas to discover, develop and commercialize novel small molecule drugs that act on specified ion channel targets and that are identified as potential treatments for dementia, including Alzheimer’s disease. Our collaborative research and development efforts with Astellas resulted in the identification of several potential candidates for clinical development. In connection with this collaboration agreement, Astellas has paid us a total of $11.2 million through December 31, 2003, comprised of an upfront license fee and payments for research and development activities. The research phase of this collaboration was completed in December 2003. In the fourth quarter of 2004, subsequent to the completion of the research phase, Astellas selected a compound for advanced preclinical studies. The selection of this compound resulted in the achievement of a milestone and the payment to us by Astellas of $500,000, which we received in the first quarter of 2005. During 2005, Astellas decided not to pursue further development of that particular compound but instead decided to evaluate other lead compounds.

Under this collaboration, we have granted Astellas worldwide exclusive licenses, with the right to grant sublicenses, to our patent rights and know-how with respect to drugs for dementia arising from the collaboration and exclusive licenses, with the right to grant sublicenses, to our patent rights and know-how in Asia with respect to drugs for other specified central nervous system diseases and conditions arising from the collaboration. Astellas’ licenses with respect to these other drugs also extend outside of Asia if we do not elect to develop and commercialize these drugs outside of Asia. In addition, we have granted Astellas the first right to maintain and defend our intellectual property rights relating to these drugs in some cases and have retained a right to assume the maintenance and defense of our intellectual property rights in those cases where Astellas does not maintain and defend our intellectual property rights. Astellas is responsible for worldwide clinical development of drug candidates and commercialization of drugs arising from this collaboration, other than expenses incurred by us for development and commercialization activities that we pursue under our retained rights, as described below.

Astellas is obligated to make payments to us upon achievement of specified development and regulatory milestones. We are eligible to receive milestone payments of up to $27.5 million for the first drug candidate developed under the collaboration and up to $13.8 million for the second drug candidate developed under the collaboration. We are also entitled to royalties based on specified percentages of net product sales. Astellas’ obligation to pay us royalties will expire generally on a country-by-country basis on the later to occur of (1) the expiration of the last-to-expire patent covering a product in a given country, or (2) ten years following the launch of the product in the given country.

We retain a worldwide exclusive option to products that Astellas does not elect to develop and commercialize. We also retain an exclusive option outside of Asia to products with respect to specified central nervous system diseases and conditions other than dementia and specified other disease areas retained by Astellas. In particular, we are currently evaluating certain lead compounds with potential application in the treatment of ADHD pursuant to our retained rights under this collaboration. If we exercise our option with respect to any product, we would be obligated to pay Astellas a royalty on net product sales. Either party may terminate the agreement in the event of a material breach by the other party.

Abbott

We have entered into two collaborations with Abbott. Our first collaboration with Abbott, which was initiated in 1997, expanded in 2000 and discontinued in 2001 concurrent with the formation of our second collaboration, was focused on the development and commercialization of compounds active at specified ion channel targets for the treatment of urologic disorders. Our second collaboration with Abbott, which was initiated in 2001 and concluded on December 31, 2005, was focused on the development and commercialization of compounds active at a specified ion channel target for the treatment of neuropathic pain. Under these collaborations, we granted Abbott worldwide exclusive licenses, with the right to grant sublicenses, to our patent rights and know-how with respect to drugs arising from the collaborations. In connection with these collaboration agreements, Abbott paid us a total of approximately $19.8 million through December 31, 2005, comprised of upfront license fees and payments for research and development funding. Additionally, Abbott invested $13.0 million in our capital stock, comprised of three separate investments in various series of preferred stock, which converted into an aggregate of 1,646,535 shares of our common stock upon the closing of our initial public offering, or IPO, in February 2005.

With regard to our first collaboration with Abbott focused on particular ion channel targets for the treatment of urologic disorders, a clinical candidate had been identified prior to the discontinuation of research, for which

Abbott retains worldwide exclusive rights. If Abbott or a licensee pursues the further development and commercialization of this compound, we would be entitled to payments upon achievement of specified development and regulatory milestones and royalties based upon net product sales.

With regard to our second collaboration with Abbott focused on a particular ion channel target for the treatment of neuropathic pain, we understand that Abbott is no longer pursuing development of the lead compounds identified during the term of the collaboration. Should Abbott elect to pursue development of any of these lead compounds, we would be entitled to payments upon achievement of specified development and regulatory milestones and royalties based upon net product sales. We retain a worldwide exclusive right to products that are not pursued by Abbott. If we commercialize any product that Abbott elects not to pursue, we are obligated to pay Abbott a royalty on net product sales and specified amounts with respect to income we receive from sublicensees.

Research and Development

For the years ended December 31, 2005, 2004 and 2003, the Company spent approximately $25.9 million, $20.4 million, and $17.3 million, respectively, on research and development activities. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2005 – $8.8 million; 2004 – $6.5 million; and 2003 – $5.5 million. For more information regarding our research and development expenses, please see “Financial Operations Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of February 28, 2006, we owned or licensed approximately 60 United States patents and approximately 50 United States patent applications as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to the composition of matter, pharmaceutical formulation and method of use of many of our compounds, including ICA-17043 and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain. We consider two patents directed at ICA-17043 and two patent applications covering a chemotype which includes the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain to be material to our business.

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

There are currently approved therapies for the diseases and conditions addressed by our two drug candidates that are undergoing clinical trials and for the diseases and conditions that are the subjects of our principal preclinical development programs. Specifically,

•	Hydroxyurea is used on a chronic basis to reduce the incidence of vaso-occlusive crises associated with sickle cell disease;

•	drugs such as Neurontin, Depakote and Lamictal are approved for the treatment of epilepsy and, in the case of Neurontin, prescribed for neuropathic pain;

•	Cymbalta and Lyrica have recently been approved for the treatment of specified types of neuropathic pain;

•	Amiodarone, Sotalol and Dofetilide are used for the treatment of atrial fibrillation;

•	Reminyl, Aricept and Exelon are approved for the treatment of Alzheimer’s Disease; and

•	several drugs, including Ritalin, Concerta, Adderall and Strattera are approved for the treatment of ADHD.

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board, or IRB, before it can begin at each site. Phase I trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness.

Phase II trials usually involve controlled trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific indications.

Phase III trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase I, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of research when the research is not being conducted in accordance with the IRB’s requirements or has been associated with unexpected serious harm to patients.

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

Under the Pediatric Research Equity Act of 2003, or PREA, NDAs or supplements to NDAs for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

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

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an application, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved NDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural and documentation requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established, including those requirements resulting from new legislation, that could delay or prevent regulatory approval of our products under development.

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

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. All marketing authorizations for products designated as orphan drugs must be granted in accordance with the centralized procedure. The decentralized procedure provides for approval by one or more other, or concerned, Member States of an assessment of an application performed by one Member State, known as the reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State’s assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

Pharmaceutical Pricing and Reimbursement

In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government healthcare program administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the scope of coverage and payment amounts for newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered medically necessary or cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Any products for which we receive marketing approval may be eligible for coverage in the U.S. under the Medicare prescription drug benefit program, which became effective in January 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through drug procurement organizations operating pursuant to this legislation. These organizations would negotiate discounted prices for our products, which are likely to be lower than we might otherwise charge. Any products for which we receive marketing approval may also be acquired by state-operated Medicaid programs. Medicaid rules constrain prices by requiring pharmaceutical suppliers to enter into rebate agreements that provide for quarterly payments to states based on the drug’s average manufacturer price and best price, according to standards provided in Medicaid regulations. Private, non-governmental third-party payors frequently base their coverage policies and the prices they agree to pay on the policies and payment rates under the Medicare and Medicaid programs. Federal, state, and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on pharmaceutical pricing.

Drug prices may be further constrained by possible Congressional action regarding drug reimportation into the United States. Some proposed legislation would allow the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. Some governmental authorities in the U.S. are pursuing lawsuits to obtain expanded reimportation authority. Such legislation, regulations or judicial decisions could reduce the prices we receive for any products that we may develop, negatively affecting our revenues and prospects for profitability. Even without legislation authorizing reimportation, patients have been purchasing prescription drugs from Canadian and other non-United States sources, which has reduced the price received by pharmaceutical companies for their products.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of ICA-17043 or for compounds that we are testing in our preclinical programs. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop, other than small amounts of compounds that we synthesize ourselves for preclinical testing. Pursuant to our collaboration with McNeil, McNeil has decision making authority with respect to the manufacture of ICA-17043. We contract with one third-party manufacturer to supply us with the ICA-17043 bulk drug substance and a second manufacturer to perform fill/finish services. We obtain our supplies of the product candidates from both of these manufacturers on a purchase order basis. If either of these manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements.

All of our drug candidates are organic compounds of low molecular weight, generally called “small molecules.” We have selected these compounds not only on the basis of their efficacy and safety, but also for their ease of synthesis and the low cost of their starting materials. In particular, ICA-17043 and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain are both manufactured in a simple synthetic process from readily available starting materials. There are no complicated chemistries or unusual equipment required in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

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

John Dillberger, DVM, Ph.D. Dr. Dillberger is a toxicology consultant. Dr. Dillberger was formerly head of U.S. Pathology, a director of U.S. Based Development Projects, and a worldwide specialist in Oncology Drug Projects for Glaxo Wellcome. Dr. Dillberger also served as director of toxicology for Triangle Pharmaceuticals Inc.

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

Dhirren Thakker, Ph.D. Dr. Thakker is the Ferguson Distinguished Professor and Associate Dean, Research and Graduate Education at the University of North Carolina at Chapel Hill School of Pharmacy. Dr. Thakker formerly held positions with Glaxo Inc., the National Institutes of Health, and the FDA. Dr. Thakker has particular expertise in the field of absorption, distribution, metabolism and excretion of drugs.

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

Employees

As of February 28, 2006, we had 72 full-time employees, including 32 with doctoral degrees. Of our workforce, 60 employees are engaged in research and development and 12 are engaged in business development, finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of Delaware in November 1992. Our principal executive offices are located at 4222 Emperor Boulevard, Suite 350, Durham, North Carolina 27703, and our telephone number is (919) 941-5206.

Available Information

We maintain a website at www.icagen.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.icagen.com, or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of January 31, 2006 are as follows:

Name	Age	Position
P. Kay Wagoner, Ph.D.	57	President, Chief Executive Officer and Director

Richard D. Katz, M.D.	42	Senior Vice President, Finance and Corporate Development, Chief Financial Officer and Treasurer

Edward P. Gray, J.D.	56	Senior Vice President, Intellectual Property, Chief Patent Counsel and Secretary

J. Heyward Hull, III, Pharm.D., M.S.	64	Senior Vice President, Development and Regulatory Affairs

P. Kay Wagoner, Ph.D. Dr. Wagoner is a co-founder of our company and has served as our president and a director since our inception and as chief executive officer since September 1996. Prior to founding Icagen, Dr. Wagoner served in research management positions at Glaxo Inc., a pharmaceutical company, where she initiated and led Glaxo’s U.S. ion channel discovery efforts in central nervous system, cardiovascular and metabolic disease. Dr. Wagoner received her Ph.D. in physiology from the University of North Carolina, Chapel Hill. In 2001, Dr. Wagoner received the distinguished alumna award for science and business from the University of North Carolina, Chapel Hill. Dr. Wagoner also serves or has served on a variety of boards of directors, including the University of North Carolina’s Graduate School Advisory Board and the Governing Body of the Biotechnology Industry Organization’s (BIO) Emerging Companies Section. In 2004, Dr. Wagoner was awarded the Entrepreneurial Excellence Award by the Research Triangle based Council for Entrepreneurial Development, the largest entrepreneurial support organization in the United States, and the Ernst & Young Entrepreneur of the Year Regional Award for Life Sciences and Healthcare.

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

ITEM 1A —RISK FACTORS

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of December 31, 2005, we had an accumulated deficit of $75.9 million. We have incurred losses in each year since our inception in 1992. Our net losses were $20.2 million in 2005, $16.7 million in 2004 and $14.2 million in 2003. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our IPO and funding by McNeil of its share of ICA-17043 development costs will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 18 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaborations with McNeil, Bristol-Myers Squibb and Astellas; and

•	our ability to establish and maintain additional collaborations.

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced internal product candidates, ICA-17043 for sickle cell disease and our lead compounds for the treatment of epilepsy and neuropathic pain. Our ability to generate product revenues, which we do not expect in any case will occur earlier than late 2008 or early 2009, will depend heavily on the successful development and commercialization of these product candidates, particularly ICA-17043. The commercial success of these product candidates will depend on several factors, including the following:

•	successful completion of clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third-party payors.

We initiated a pivotal Phase III clinical trial of ICA-17043 for the chronic treatment of sickle cell disease in the first quarter of 2005. This clinical trial may not be successful. Among the reasons that the trial may not be successful, one possibility is that the DMC could recommend early termination of the study due to futility at the time of the interim analysis. It is also possible that the FDA could require us to perform additional studies of ICA-17043, including additional Phase III clinical trials. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, even if we achieve favorable results in the Phase III clinical trial of ICA-17043 which we are conducting, the FDA may require that we conduct a second pivotal Phase III clinical trial if the FDA does not find the results to be sufficiently persuasive. In addition, the results of our Phase II clinical trial are not necessarily indicative of the results we will obtain in our Phase III or other subsequent clinical trials, particularly because the primary clinical endpoints of these trials are not the same.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

•	enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays. For example, enrollment of patients in our Phase II clinical trial of ICA-17043, our sickle cell disease product candidate, took longer than we initially expected. Additionally, participants may drop out of our clinical trials;

•	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks. For example, in March 2005, results of our multiple dose safety,

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

In our Phase II clinical trial of ICA-17043 for sickle cell anemia, the only adverse events that were dose-related and occurred more frequently in the active treatment arms than in the placebo arm were diarrhea and nausea. No patients elected to discontinue treatment with ICA-17043 prematurely as a result of these events. During the open label extension study to the Phase II clinical trial, the only adverse events that occurred in two or more patients considered possibly related to study medication were GGT elevation, rash and headache. Only two patients discontinued participation in the open label extension study as a result of adverse events that were considered possibly or probably related to study medication, one following a reversible increase in the level of GGT and another following a diagnosis of interstitial nephritis.

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to three such collaborations, with McNeil, Bristol-Myers Squibb and Astellas. Our collaboration with Abbott concluded at the end of 2005. In 2005, research funding from our collaborators accounted for the following percentages of our total net revenues: McNeil – 69% and Abbott – 31%. Research funding under our collaboration agreements with Bristol-Myers Squibb and Astellas has ended. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

There are a number of factors external to us that may change our collaborators’ strategy or focus with respect to our relationship with them. For example:

•	our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us;

•	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries. For example, in May 2004 our collaborator Yamanouchi signed a definitive merger agreement with Fujisawa Pharmaceutical Co., Ltd., which took effect on April 1, 2005, and Yamanouchi and Fujisawa were renamed Astellas Pharma Inc.; and

•	the ability of our product candidates and products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products.

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

Under our collaboration agreements with McNeil, we are restricted from conducting specified types of manufacturing and commercialization activities.

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

Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

•	reliance on the third-party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third-party; and

•	the possible termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or inconvenient for us.

If we are not able to obtain adequate supplies of our product candidates and any approved products, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we successfully develop may compete with product candidates and products of third parties for access to manufacturing facilities.

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with cGMP regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and products.

If third parties on whom we rely for clinical trials, such as Quintiles Transnational Corp., do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business may suffer.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. We rely on Quintiles Transnational Corp. for the performance of most of our clinical trials. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles Transnational Corp., and QFinance, Inc., the holder of 4.0% of our outstanding capital stock, is a wholly owned subsidiary of Quintiles Transnational Corp.

We rely heavily on independent clinical investigators, contract research organizations and other third-party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from the third-party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and supporting information to the FDA for each therapeutic indication and inspection of facilities to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	restrictions on such products, manufacturers or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	voluntary recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

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

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects;

•	the efficacy and potential advantages over alternative treatments;

•	the ability to offer our product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues.

We do not have a sales organization and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Currently, we plan to build a focused specialty sales and marketing infrastructure to market or copromote some of our product candidates if and when they are approved. There are risks involved with establishing our own sales and marketing capabilities, as well as in entering into arrangements with third parties to perform these services. For example, developing a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed as a result of FDA requirements or other reasons, we would incur related expenses too early relative to the product launch. This may be costly, and our investment would be lost if we cannot retain our sales and marketing personnel. In addition, marketing and promotion arrangements in the pharmaceutical industry are heavily regulated, and many marketing and promotional practices that are common in other industries are prohibited or restricted. These restrictions are often ambiguous and subject to conflicting interpretations, but carry severe administrative, civil, and criminal penalties for noncompliance. It may be costly to implement internal controls to facilitate compliance by our sales and marketing personnel.

If we are unable to obtain adequate reimbursement from third-party payors for any products that we may develop or acceptable prices for those products, our revenues and prospects for profitability will suffer.

Most patients will rely on Medicare and Medicaid, private health insurers and other third-party payors to pay for their medical needs, including any drugs we or our collaborators may market. If third-party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer.

Regulatory approval to market a drug product does not assure that the product will be eligible for coverage by third-party payers or, assuming it is covered, that it will receive a profitable price. The process for obtaining third-party coverage and payment is costly and time-consuming. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our products may not be considered medically necessary or cost- effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

A new Medicare prescription drug benefit program took effect in January 2006. While coverage provided through this program may increase demand for our products, participating suppliers are required to negotiate prices with drug procurement organizations on behalf of Medicare beneficiaries. These prices are likely to be lower than we might otherwise obtain. Drugs sold to state-operated Medicaid programs are subject to mandatory rebate agreements that require quarterly payments to states based on the drug’s average manufacturer price and best price. Private, non-governmental third-party payors frequently base their coverage policies and the prices they are willing to pay on the policies and payment rates under the Medicare and Medicaid programs.

A primary trend in the United States healthcare industry is toward cost containment. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved healthcare products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

U.S. drug prices may be further constrained by possible Congressional action regarding drug reimportation into the United States. Some proposed legislation would allow the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. Some governmental authorities in the U.S. are pursuing lawsuits to obtain expanded reimportation authority. Such legislation, regulations, or judicial decisions could reduce the prices we receive for any products that we may develop, negatively affecting our revenues and prospects for profitability. Even without legislation authorizing reimportation, patients have been purchasing prescription drugs from Canadian and other non-United States sources, which has reduced the price received by pharmaceutical companies for their products.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider retaining Dr. P. Kay Wagoner, our president and chief executive officer, to be key to our efforts to develop and commercialize our product candidates. All of our employees, other than Dr. Wagoner, Dr. Katz and Mr. Gray, are at will employees and can terminate their employment at any time. Our employment agreements with Dr. Wagoner, Dr. Katz and Mr. Gray are terminable by them on short notice.

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

General Company Related Risks

Our executive officers, directors and principal stockholders have substantial control over us and could limit your ability to influence the outcome of matters submitted to stockholders for approval.

As of January 31, 2006, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 49.9% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence or control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory developments in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of January 31, 2006, we had 22,050,762 shares of common stock outstanding. Substantially all of these shares may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 14,800,000 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

Of our outstanding shares, 16,523,946 shares were subject to lock-up agreements with the underwriters of our IPO that expired on August 29, 2005. Subject to limitations under federal securities laws, including in some cases the holding period requirements and volume limitations of Rule 144, these shares became eligible for sale in the public market on August 30, 2005.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our principal facilities consist of approximately 32,000 square feet of research and office space located at 4222 Emperor Boulevard, Durham, North Carolina which we occupy under several leases that expire over the period from 2008 to 2010.

ITEM 3—LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has traded on The Nasdaq National Market under the symbol “ICGN” since our IPO on February 3, 2005. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for our common stock on The Nasdaq National Market:

2005	High	Low
First Quarter (commencing February 3, 2005)	$7.30	$5.90
Second Quarter	$7.85	$6.15
Third Quarter	$9.94	$6.50
Fourth Quarter	$6.80	$5.32

On January 31, 2006, there were 139 stockholders of record of our common stock. On January 31, 2006, the last sale price reported on The Nasdaq National Market for our common stock was $5.99 per share.

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

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through December 31, 2005, we used approximately $18.8 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses, with the remaining $16.5 million in proceeds invested in money market accounts. Of the approximately $35.3 million, we have paid approximately $4.6 million to Quintiles Transnational Corp. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles. Other than these payments, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2005, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2005 and December 31, 2004 and for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Selected statement of operations data:
Collaborative research and development revenues:
Research and development fees	$4,454	$4,643	$5,015	$6,911	$5,803
Reimbursed research and development costs	4,340	1,851	447	439	638

Total collaborative research and development revenues	8,794	6,494	5,462	7,350	6,441
Operating expenses:
Research and development	25,906	20,390	17,289	14,472	15,625
General and administrative	4,589	3,041	2,390	1,782	1,677

Total operating expenses	30,495	23,431	19,679	16,254	17,302

Loss from operations	(21,701)	(16,937)	(14,217)	(8,904)	(10,861)
Other income, net	1,452	214	47	307	1,500

Net loss	(20,249)	(16,723)	(14,170)	(8,597)	(9,361)
Gain on redemption of Series G preferred stock	—	—	7,719	—	—

Net loss attributable to common stockholders	$(20,249)	$(16,723)	$(6,451)	$(8,597)	$(9,361)

Basic and diluted net loss per share attributable to common stockholders	$(1.03)	$(10.61)	$(4.61)	$(6.82)	$(9.90)

Weighted average common shares outstanding—basic and diluted	19,636,848	1,575,923	1,399,190	1,260,069	945,882

Pro forma basic and diluted net loss per share attributable to common stockholders assuming conversion of preferred stock (unaudited)	$(0.96)	$(1.03)

Pro forma weighted average shares outstanding—basic and diluted (unaudited)	21,201,188	16,313,161

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Selected balance sheet data:
Cash and cash equivalents	$47,763	$30,217	$32,434	$26,561	$34,363
Working capital	42,394	26,756	30,147	24,054	31,435
Total assets	54,393	38,137	36,647	30,923	39,645
Equipment debt financing, less current portion	1,194	732	925	1,087	1,512
Accumulated deficit	(75,932)	(55,683)	(38,960)	(32,509)	(23,912)
Total stockholders’ equity	33,992	17,227	32,097	26,429	33,659

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and medical capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•	ICA-17043 for sickle cell disease. We initiated a pivotal Phase III clinical trial of ICA 17043 in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with McNeil relating to the development and commercialization of ICA-17043;

•	a compound for atrial fibrillation, which is being developed by our collaborator Bristol-Myers Squibb and for which an initial Phase I safety study has been completed;

•	lead compounds for epilepsy and neuropathic pain, for which we are conducting preclinical studies; and

•	lead compounds for dementia, including Alzheimer’s disease, for which our collaborator Astellas is conducting preclinical studies, and lead compounds for ADHD, which were derived from the collaboration and for which we are conducting preclinical studies.

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

Since our inception, we have incurred substantial losses and, as of December 31, 2005, we had an accumulated deficit of $75.9 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

The successful development of our product candidates is highly uncertain. We estimate that we will incur at least approximately $20.0 million over the course of the next two years, representing our portion of the development costs in our collaboration with McNeil, to complete the clinical development of ICA-17043 through the filing of an NDA in the U.S. and at least approximately $10.0 million over the course of the next two years to complete Phase I trials and, if the Phase I results are favorable, initiate Phase II trials of one of the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain. We cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the remainder of the development of, or the period in which material net cash inflows will commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

However, we do not expect to generate product revenue in any event earlier than late 2008 or early 2009. If any of our programs experience delays or do not result in a commercial product, we would not generate revenue from that program in a timely manner or at all.

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

When a payment is specifically tied to a separate earnings process, we recognize revenues when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related program, such as the initiation or completion of clinical trials, filing for approval with regulatory agencies and receipt of approvals by regulatory agencies. Revenues from milestone payments may be considered separable from funding for research and development services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, we can recognize these payments as revenues if and when the performance milestone is achieved if they represent a separate earnings process as described in Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21.

In connection with our research and development collaborations with McNeil, Bristol-Myers Squibb, Astellas and Abbott, we recognize revenues from non-refundable upfront license fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to our collaborations with Bristol-Myers Squibb, Astellas and Abbott, this period is the initial term of the research phase of the collaboration. With respect to our collaboration with McNeil, this period is the estimated life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2019. Research and development services provided under some of these collaboration agreements are on a fixed fee basis. We recognize revenues associated with long-term, fixed fee contracts based on the performance requirements of the agreements and as services are performed. Our collaboration agreements with Bristol-Myers Squibb, Astellas and Abbott allowed for research term extensions, and each term extension provided for additional research fees to be paid to us based on the level of effort and length of time associated with the services provided. We recognize revenues from contract extensions as we perform the extended services.

We also recognize revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with one of our research collaboration agreements and with our cost sharing arrangement with McNeil. We reflect the associated research costs in our research and development expense.

In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of ICA-17043 by the FDA, $650,000 of which we were obligated to pay to CMCC as of December 31, 2004. We made this payment of $650,000 to CMCC in February 2005. We are recognizing these payments from McNeil as revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, we recorded both the $10.0 million upfront payment and the $5.0 million milestone payment as deferred revenue, which we are amortizing to revenue over the estimated life of the agreement, which we have estimated to be 15 years. At the time of the execution of the agreement, we did not consider the achievement of the milestone above to represent a separate earnings process, and therefore we have elected to treat this payment in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognize this payment as revenue when received.

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

In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify costs that have begun to be incurred or we underestimate or overestimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon the facts and circumstances known to us at each reporting period end.

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

Stock-Based Compensation

We account for our employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations. Under APB No. 25, we do not recognize compensation expense when we issue stock options to employees and non-employee directors, unless the exercise price is below the fair market value of the underlying common stock on the date of grant. We recorded deferred compensation, net of forfeitures, of approximately $134,000 during 2005, $4.1 million during 2004 and $1.2 million during 2003 for stock options granted with an exercise price less than the fair value of the underlying common stock on the date of grant or for restricted stock units granted. We amortize our deferred stock-based compensation on a straight-line basis over the related vesting periods, which range from one to five years. We recorded amortization of deferred compensation of approximately $1.4 million during 2005, $1.1 million during 2004 and $253,000 during 2003. For more information on this subject, you should refer to Notes 7 and 8 to our financial statements included elsewhere in this Annual Report on Form 10-K.

As required by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS 123, our financial statement footnotes disclose on a pro forma basis the amount of compensation expense that we would have recorded had we applied the fair value option methodology described in SFAS 123. Had we recorded all of our stock-based compensation using the SFAS 123 fair value methodology, our compensation expense would have been approximately $311,000 greater and our diluted net loss per share attributable to common stockholders would have been approximately $0.02 greater in 2005. For more information on this subject, you should refer to Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K. As discussed in the section “Recent Accounting Pronouncements,” we adopted SFAS 123 (revised 2004), Share-Based Payment, or SFAS 123(R), as of January 1, 2006.

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

As of December 31, 2005, we had net operating loss carryforwards of approximately $56.2 million and research and development credit carryforwards of approximately $2.9 million for income tax purposes that begin to expire in the year 2011. Our orphan drug credit carryforwards of $14.0 million as of December 31, 2005 for income tax purposes begin to expire in 2019. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership, including changes resulting from our IPO, pursuant to regulations promulgated under the Internal Revenue Code.

Financial Operations Overview

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale before late 2008 or early 2009 at the earliest. To date, our revenue has been derived solely from our collaborations with McNeil, Bristol-Myers Squibb, Astellas and Abbott. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2005—$8.8 million; 2004 – $6.5 million; and 2003 – $5.5 million. During the year ended December 31, 2005, revenues from our collaborators accounted for the following percentages of our total net revenues: McNeil – 69% and Abbott—31%. Research funding under our collaboration agreements with Bristol-Myers Squibb and Astellas had previously ended in 2003, and research funding under our collaboration agreement with Abbott ended on December 31, 2005.

In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC in 2004, and a milestone payment of $5.0 million upon acceptance of the protocol for our pivotal Phase III clinical trial of ICA-17043 by the FDA, $650,000 of which we were obligated to pay to CMCC as of December 31, 2004. We made this payment of $650,000 to CMCC in February 2005. We are recognizing these payments from McNeil as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature.

In connection with our collaboration with Astellas, Astellas selected a compound with potential application in the treatment of dementia, including Alzheimer’s disease, for advanced preclinical studies during the fourth quarter of 2004. The selection of this compound resulted in the achievement of a milestone and the recognition of $500,000 of revenue. We recognized the full amount of this milestone payment as revenue during the quarter in which the milestone was achieved, in accordance with SAB 104, EITF 00-21 and other relevant accounting literature.

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

We expense both internal and external research and development costs as incurred. Our collaborators have paid for a portion of our research and development expenses in each of the last three years. We expect that research and development expenditures will continue to increase substantially during 2006 and subsequent years due to:

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

We use our employee and infrastructure resources for several projects. Consistent with our target class approach to drug development, many of our costs are not attributable to a specifically identified project, but instead are directed to broadly applicable research efforts. Accordingly, we do not account for internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. ICA-17043 for sickle cell disease and our lead compounds for epilepsy and neuropathic pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Year ended December 31,
Development Program	2005	2004	2003
	(in thousands)
ICA-17043	$9,790	$5,961	$3,770
Lead compounds for epilepsy and neuropathic pain	2,205	1,926	1,611

Total	$11,995	$7,887	$5,381

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

None of our drug candidates has received FDA or foreign regulatory marketing approval. We completed a Phase II clinical trial for ICA-17043 in 2004 and are conducting a pivotal Phase III clinical trial of this product candidate in collaboration with McNeil. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our or our collaborators’ clinical data establishes the safety and efficacy of the drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of some of our products, such as our ongoing collaborations with McNeil, Bristol-Myers Squibb and Astellas and our prior collaboration with Abbott. In situations in which third parties have control over the preclinical development or clinical trial process for a product, the estimated completion date is largely under control of that third-party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements will affect our development plan or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product. However, we do not expect to generate product revenue in any event earlier than late 2008 or early 2009.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel serving finance, accounting, intellectual property, information technology, human resource and administrative functions. Other costs include facility costs not included in research and development expense, insurance, professional fees for legal, accounting and public relations services and the legal costs of pursuing patent protection for our intellectual property. We expect that general and administrative expenditures will increase during 2006 and subsequent years due to increasing payroll, public company expenses, our initial commercialization expenses if we receive marketing approvals, business development costs and expanded operational infrastructure.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on equipment debt financing.

Other Income

Other income consists of sublease income from space we are not currently occupying.

Results of Operations

Comparison of Years Ended December 31, 2005 and December 31, 2004

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $2.3 million, or 35%, to $8.8 million for the year ended December 31, 2005 from $6.5 million for the year ended December 31, 2004. This increase reflects an increase of approximately $3.4 million due to increased revenues from our collaboration with McNeil for the further clinical development of ICA-17043, which was initiated in June 2004, partially offset by a decrease of approximately $607,000 related to our collaboration with Abbott and a decrease of approximately $500,000 due to the recognition of a milestone payment from Astellas during 2004.

Research and Development Expense

Research and development expense increased by $5.5 million, or 27%, to $25.9 million for the year ended December 31, 2005 from $20.4 million for the year ended December 31, 2004. The increase was due primarily to an increase of $3.9 million related to the development of ICA-17043 for the treatment of sickle cell disease, an increase of $464,000 in salary and benefits expense due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees, an increase of $283,000 related to the development of our lead compounds for the treatment of epilepsy and neuropathic pain, an increase of $244,000 in laboratory supplies expense, an increase of $199,000 in amortization of deferred compensation expense, an increase of $189,000 in outsourced chemistry expense, and an increase in the aggregate of $272,000 related to increases in consulting, patent and license fee expenses.

General and Administrative Expense

General and administrative expense increased by $1.5 million, or 51%, to $4.6 million for the year ended December 31, 2005 from $3.0 million for the year ended December 31, 2004. The increase was due primarily to an increase of $527,000 in insurance costs primarily related to directors’ and officers’ insurance, an increase of $410,000 in fees for consulting and professional services primarily related to consulting fees incurred in preparing for Sarbanes Oxley regulatory compliance, an increase of $384,000 in salary and benefits expense due to normal annual increases in salary and benefits expense for existing employees, executive bonuses and the addition of new employees, an increase of $195,000 in accounting expenses and an increase in the aggregate of $246,000 related to increases in deferred compensation amortization, recruiting related expense, and tax expense, partially offset by a decrease of $296,000 in board of directors’ expense primarily related to the 2004 extension of the term of certain options to purchase an aggregate of 40,000 shares of common stock issued to designees of one of our directors.

Interest Income and Interest Expense

Interest income increased $1.2 million, or 320%, to $1.6 million for the year ended December 31, 2005 from $384,000 for the year ended December 31, 2004. The increase in interest income was attributable to a higher average cash balance resulting from our IPO.

Interest expense remained relatively constant from 2005 to 2004, decreasing $1,000, or 1%, to $177,000 for the year ended December 31, 2005 from $178,000 for the year ended December 31, 2004.

Comparison of Years Ended December 31, 2004 and December 31, 2003

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $1.0 million, or 18%, to $6.5 million for the year ended December 31, 2004 from $5.5 million for the year ended December 31, 2003. This increase reflects an increase of approximately $2.6 million due to the initiation of our collaboration with McNeil in June 2004, an increase of $620,000 in connection with our collaboration with Abbott and the recognition of $500,000 of revenue related to the achievement of a milestone in our collaboration with Astellas, partially offset by a decrease of approximately $1.9 million due to the completion of the research phase of our collaboration with Astellas in December 2003 and a decrease of $809,000 due to the completion of the research phase of our collaboration with Bristol-Myers Squibb in September 2003.

Research and Development Expense

Research and development expense increased by $3.1 million, or 18%, to $20.4 million for the year ended December 31, 2004 from $17.3 million for the year ended December 31, 2003. The increase was due primarily to an increase of $2.2 million related to the development of ICA-17043, an increase of $682,000 in amortization of deferred compensation expense, an increase of $469,000 in salary and benefits expense due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees and an increase of $315,000 related to the development of ICA-69673, partially offset by a decrease of $446,000 in pass-through development expenses resulting from the completion of the research phase of the Astellas collaboration and a decrease of $121,000 in patent expenses.

General and Administrative Expense

General and administrative expense increased by $651,000, or 27%, to $3.0 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. The increase was due primarily to an increase of $389,000 in compensation expense related to the extension of the term of certain options to purchase an aggregate of 40,000 shares of common stock issued to designees of one of our directors, an increase of $173,000 in amortization of deferred compensation expense, and an increase of $120,000 in salary and benefits due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees and the initiation of cash compensation for our Board of Directors totaling $119,000, partially offset by a decrease of $110,000 in legal expenses.

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

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with McNeil, Bristol-Myers Squibb, Astellas and Abbott, proceeds from equipment debt financing and capital leases and interest income. From inception through December 31, 2005, we have raised net proceeds of $114.2 million from our IPO, private equity financings and the exercise of stock options. From inception through December 31, 2005, we have also received $62.9 million in license fees and research and development funding, $7.4 million in proceeds from equipment debt financing and capital leases and $7.6 million in interest income. To date, inflation has not had a material effect on our business.

Cash Flows

At December 31, 2005, our cash and cash equivalents were $47.8 million as compared to $30.2 million at December 31, 2004. Our cash and cash equivalents are highly liquid investments with a maturity of one year or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Net cash used in operating activities was $17.2 million for the year ended December 31, 2005. This reflects a net loss of approximately $20.2 million, a decrease of approximately $906,000 in deferred revenue, and a decrease of approximately $116,000 in accounts payable and accrued expenses. These amounts were partially offset by $1.4 million of non-cash expenses related to amortization of deferred compensation charges, a decrease of approximately $1.2 million in prepaid expenses and other current and non-current assets primarily related to the costs incurred in 2004 in association with our IPO, $1.1 million of non-cash expenses related to depreciation and amortization of property and equipment, $258,000 of non-cash expenses for amortization and impairment of technology licenses and a decrease in accounts receivable of $201,000.

Net cash used in investing activities in the year ended December 31, 2005 was $821,000 and consisted of approximately $701,000 related to the purchase of property and equipment and $120,000 related to technology license agreements. In addition, during the year ended December 31, 2005, equipment totaling $635,000 was acquired through debt financing.

Net cash generated by financing activities during the year ended December 31, 2005 was $35.5 million and consisted primarily of $35.3 million in net proceeds from our IPO, $658,000 in proceeds from equipment debt financing, and $297,000 in net proceeds from the exercise of stock options and warrants, partially offset by $780,000 in principal repayments related to our equipment debt financing.

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

Contractual Obligations

Our long-term commitments under operating leases consist of payments relating to our leases of laboratory and office space as well as of office equipment. These leases expire over the period from 2008 to 2010. Our long-term commitments under equipment debt financing consist of payments relating to financing arrangements used primarily for the purchase of laboratory equipment.

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

One of our license agreements is with CMCC. Under this agreement, we are required to pay CMCC royalties on net product sales by us or our affiliates and a share of any sublicense income received by us. This sublicense income includes upfront and milestone payments, royalties and our share of profits in the copromotion territory under our collaboration agreement with McNeil. Pursuant to the McNeil collaboration agreement, we are responsible for all amounts due to CMCC other than in respect of our share of profits in the copromotion territory, which we and McNeil have agreed to share equally. See “Business—Intellectual Property—License Agreements” above for a description of the CMCC license agreement. We paid CMCC $1.3 million of the $10.0 million upfront payment that we received from McNeil in June 2004, and were obligated to pay CMCC $650,000 of the $5.0 million milestone payment that we received from McNeil upon acceptance of the protocol for our pivotal Phase III trial by the FDA as of December 31, 2004. We made this payment of $650,000 to CMCC in February 2005. The amount of payments or obligations to CMCC are recorded on the balance sheet as long-term assets under the category “technology licenses and related costs” and are amortized to expense over the term of the agreement.

The following table summarizes as of December 31, 2005 our contractual obligations for operating leases, equipment debt financing principal and interest payments, annual technology license maintenance fees, and other contractual obligations, including minimum annual royalties. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due By Period
	Total	2006	2007	2008	2009	2010	2011 and Thereafter
	(in thousands)
Operating leases	$893	$335	$343	$119	$62	$34	$—
Equipment debt financing	2,204	845	713	451	195	—	—
Annual technology license maintenance fees	1,099	122	122	137	97	97	524
Other contractual obligations	727	727	—	—	—	—	—

Total	$4,923	$2,029	$1,178	$707	$354	$131	$524

Other contractual obligations as of December 31, 2005 consisted of $727,000 related to commitments for contract research services for preclinical research and other commitments.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, including the net proceeds of approximately $35.3 million from our IPO, including the partial exercise by the underwriters of the over-allotment option, and funding by McNeil of its share of ICA-17043 development costs, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 18 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaborations with McNeil, Bristol-Myers Squibb and Astellas; and

•	our ability to establish and maintain additional collaborations.

We do not anticipate that we will generate product revenue before late 2008 or early 2009 at the earliest. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for funding by McNeil of its share of ICA-17043 development costs, we do not currently have any commitments for future external funding.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154 “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25 and amends FASB 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The deadline for adoption of SFAS 123(R) by public companies is the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted SFAS 123(R) on January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We adopted SFAS 123(R) using the modified prospective method.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options for options granted with an exercise price greater than or equal to the fair market value on the date of grant. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share under the heading “Stock-Based Compensation” in Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions because we have had operating losses since inception.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in the proxy statement for our 2006 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our 2006 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this annual report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted in the “Corporate Governance” section of our website, www.icagen.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

ITEM 11—EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K is contained in the proxy statement for our 2006 annual meeting of stockholders under the captions “Compensation of our Directors and Executive Officers” and “Comparative Stock Performance” and is incorporated in this annual report on Form 10-K by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our 2006 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our 2006 annual meeting of stockholders under the caption “Compensation of our Directors and Executive Officers—Securities Authorized for Issuance Under our Equity Compensation Plans” and is incorporated in this annual report on Form 10-K by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our 2006 annual meeting of stockholders under the captions “Certain Relationships and Related-Party Transactions” and “Compensation of our Directors and Executive Officers—Employment Agreements and—Severance Policy” and is incorporated in this annual report on Form 10-K by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our 2006 annual meeting of stockholders under the caption “Proposal 2—Ratification of the Appointment of Auditors” and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Financial Statements

The following financial statements of Icagen, Inc. are included in this report immediately following the signature page:

•	Report of Independent Registered Public Accounting Firm

•	Balance sheets at December 31, 2005 and December 31, 2004

•	Statements of operations for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

•	Statements of stockholders’ equity for the years ended December 31, 2005, December 31, 2004, and December 31, 2003

•	Statements of cash flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

•	Notes to the Financial Statements

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

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ P. KAY WAGONER, PH.D. P. Kay Wagoner, Ph.D.	Director, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2006

/S/ RICHARD D. KATZ, M.D. Richard D. Katz, M.D.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/S/ ANDRÉ L. LAMOTTE, SC.D. André L. Lamotte, Sc.D.	Director	March 15, 2006

/S/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 15, 2006

/S/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director	March 15, 2006

/S/ DENNIS B. GILLINGS, PH.D. Dennis B. Gillings, Ph.D.	Director	March 15, 2006

/S/ RICHARD G. MORRISON Richard G. Morrison	Director	March 15, 2006

/S/ MARTIN A. SIMONETTI Martin A. Simonetti	Director	March 15, 2006

ICAGEN, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Icagen, Inc.

We have audited the accompanying balance sheets of Icagen, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icagen, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Ernst & Young LLP

Raleigh, North Carolina

February 14, 2006

Icagen, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$47,763	$30,217
Accounts receivable	301	502
Prepaid expenses and other	1,027	2,708

Total current assets	49,091	33,427
Property and equipment, net	2,130	1,906
Technology licenses and related costs, net of accumulated amortization of $520 and $361 as of December 31, 2005 and 2004, respectively	2,368	2,506
Deposits and other	804	298

Total assets	$54,393	$38,137

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,108	$3,502
Accrued expenses	2,848	1,570
Current portion of deferred revenue	1,086	995
Current portion of equipment debt	655	604

Total current liabilities	6,697	6,671
Deferred revenue, less current portion	12,510	13,507
Equipment debt financing, less current portion	1,194	732

Total liabilities	20,401	20,910
Commitments and Contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 18,000,000 shares authorized at December 31, 2005 and 2004; 0 and 13,910,639 shares issued and outstanding at December 31, 2005 and 2004, respectively, aggregate liquidation preference of $0 and $78,910 at December 31, 2005 and 2004, respectively	—	14
Common stock, $0.001 par value; 82,000,000 shares authorized at December 31, 2005 and December 31, 2004; 21,991,491 and 1,657,456 shares issued and outstanding at December 31, 2005 and 2004, respectively	22	2
Additional paid-in capital	112,883	77,116
Deferred compensation	(2,981)	(4,222)
Accumulated deficit	(75,932)	(55,683)

Total stockholders’ equity	33,992	17,227

Total liabilities and stockholders’ equity	$54,393	$38,137

See accompanying notes.

Icagen, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2005	2004	2003
Collaborative research and development revenues:
Research and development fees (including related party research fees from Abbott Laboratories of $2,768, $3,375 and $2,754 in 2005, 2004 and 2003, respectively)	$4,454	$4,643	$5,015
Reimbursed research and development costs	4,340	1,851	447

Total collaborative research and development revenues	8,794	6,494	5,462
Operating expenses:
Research and development (including related party expenses to Quintiles Transnational Corp. of $4,586, $2,197 and $2,498 in 2005, 2004 and 2003, respectively)	25,906	20,390	17,289
General and administrative	4,589	3,041	2,390

Total operating expenses	30,495	23,431	19,679

Loss from operations	(21,701)	(16,937)	(14,217)
Other income (expense):
Interest income	1,612	384	230
Interest expense	(177)	(178)	(213)
Other income	17	8	30

Total other income, net	1,452	214	47

Loss before income taxes	(20,249)	(16,723)	(14,170)
Income taxes	—	—	—

Net loss	(20,249)	(16,723)	(14,170)
Gain on redemption of Series G preferred stock	—	—	7,719

Net loss attributable to common stockholders	$(20,249)	$(16,723)	$(6,451)

Basic and diluted net loss per share attributable to common stockholders	$(1.03)	$(10.61)	$(4.61)

Weighted average common shares outstanding—basic and diluted	19,636,848	1,575,923	1,399,190

See accompanying notes.

Icagen, Inc.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Employee Stock Option Notes Receivable	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2002	$12	$1	$59,240	$(32)	$(283)	$(32,509)	$26,429
Exercise of options for 105,413 common shares	—	—	53	(22)	—	—	31
Repayment on employee stock option notes receivable	—	—	—	43	—	—	43
Issuance of 2,441,171 Series H shares at $8.00, net of stock issuance costs	2	—	19,509	—	—	—	19,511
Issuance of 948,343 Series G-1 shares in exchange for an equal number of Series G shares	—	—	(7,719)	—	—	7,719	—
Deferred compensation related to stock options	—	—	1,198	—	(1,198)	—	—
Amortization of deferred compensation	—	—	—	—	253	—	253
Net loss	—	—	—	—	—	(14,170)	(14,170)

Balance at December 31, 2003	14	1	72,281	(11)	(1,228)	(38,960)	32,097
Exercise of options for 190,993 common shares	—	1	592	(4)	—	—	589
Exercise of warrants for 93,333 Series B shares	—	—	140	—	—	—	140
Repayment of employee stock option notes receivable	—	—	—	15	—	—	15
Deferred compensation related to stock options	—	—	4,103	—	(4,103)	—	—
Amortization of deferred compensation	—	—	—	—	1,109	—	1,109
Net loss	—	—	—	—	—	(16,723)	(16,723)

Balance at December 31, 2004	14	2	77,116	—	(4,222)	(55,683)	17,227
Exercise of options and warrants for 413,978 common shares	—	1	296	—	—	—	297
Public sale of 5,100,000 shares of common stock at $8.00 per share, net of stock issuance costs	—	5	35,337	—	—	—	35,342
Conversion of preferred stock	(14)	14	—	—	—	—	—
Deferred compensation related to stock options and restricted units net of forfeitures	—	—	134	—	(134)	—	—
Amortization of deferred compensation	—	—	—	—	1,375	—	1,375
Net loss	—	—	—	—	—	(20,249)	(20,249)

Balance at December 31, 2005	—	$22	$112,883	—	$(2,981)	$(75,932)	$33,992

See accompanying notes.

Icagen, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(20,249)	$(16,723)	$(14,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,074	1,098	1,224
Amortization of technology licenses and related costs	184	117	58
Amortization of deferred compensation	1,375	1,109	253
Loss on the disposal of equipment	38	21	—
Write-off of technology licenses and related costs	74	—	37
Changes in operating assets and liabilities:
Accounts receivable	201	(436)	18
Prepaid expenses and other current and non-current assets	1,175	(1,645)	(412)
Accounts payable and accrued expenses	(116)	2,461	233
Deferred revenue	(906)	13,745	(13)

Net cash used in operating activities	(17,150)	(253)	(12,772)

Investing activities
Acquisition of property and equipment	(701)	(888)	(776)
Purchase of technology licenses and related costs	(120)	(1,324)	—

Net cash used in investing activities	(821)	(2,212)	(776)

Financing activities
Proceeds from sale of common stock, net of stock issuance costs	35,342	—	19,511
Proceeds from equipment debt financing	658	450	806
Payments on equipment debt financing and capital lease obligations	(780)	(946)	(970)
Proceeds from exercise of warrants and stock options	297	729	31
Repayment on employee stock option notes receivable	—	15	43

Net cash provided by financing activities	35,517	248	19,421

Increase (decrease) in cash and cash equivalents	17,546	(2,217)	5,873
Cash and cash equivalents at beginning of year	30,217	32,434	26,561

Cash and cash equivalents at end of year	$47,763	$30,217	$32,434

Supplemental disclosure of cash flow information
Cash paid for interest	$186	$178	$213

Non-cash items
Technology licenses and related costs in accounts payable	—	$650	—

Equipment acquired through debt financing	$635	—	—

See accompanying notes.

Icagen, Inc.

Notes to Financial Statements

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs, and two of the drug candidates are currently in clinical trials. The Company’s four most advanced programs are for the treatment of sickle cell disease; atrial fibrillation; epilepsy and neuropathic pain; and dementia, including Alzheimer’s disease and attention deficit/hyperactivity disorder. The Company is also conducting ongoing drug discovery programs focused on new therapeutics for pain disorders, inflammatory disorders and glaucoma.

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

All outstanding shares of the Company’s Series A, Series B, Series C, Series D, Series E, Series E-1, Series F, Series G, Series G-1 and Series H convertible preferred stock (“Preferred Stock”) automatically converted into shares of common stock upon completion of the IPO. Series A, Series B, Series C, Series D, Series E, Series F and Series H convertible preferred stock converted at a ratio of one common share per preferred share. Series E-1 and Series G convertible preferred stock converted at a ratio of 1.13809 common shares per preferred share and Series G-1 convertible preferred stock (“Series G-1”) converted at a ratio of 1.875 common shares per preferred share.

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through December 31, 2005, the Company used approximately $18.8 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses, with the remaining $16.5 million in proceeds invested in money market accounts.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

In connection with the Company’s research and development collaborations with the McNeil Consumer & Specialty Division of McNeil-PPC, Inc. (“McNeil”), a subsidiary of Johnson & Johnson, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd. (“Astellas”) and Abbott Laboratories (“Abbott”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaborations with Bristol-Myers Squibb, Astellas and Abbott, this period is the initial term of the research phase of the collaboration. With respect to the Company’s collaboration with McNeil, this period is the estimated life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2019. Research and development services provided under some of the Company’s collaboration agreements are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreements with Bristol-Myers Squibb, Astellas and Abbott allowed for research term extensions, and each term extension provided for additional research fees to be paid to the Company based on the level of effort and length of time associated with the services provided. Revenues are recognized from contract extensions as the extended services are performed.

Revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with one of the Company’s research collaboration agreements and with the Company’s cost sharing arrangement with McNeil are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values at December 31, 2005 and 2004 based on the liquidity of these financial instruments or their short term nature. The carrying value of equipment debt financing approximates fair values at December 31, 2005 and 2004 based on the market interest rates available to us for debt of similar risk and maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of the following as of (in thousands):

	December 31,
	2005	2004
Cash	$342	$239
Money market funds	47,421	29,978

Total	$47,763	$30,217

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the assets beginning when the assets are placed in service. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the remaining lease terms. Depreciation and amortization recorded on property and equipment totaled $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

During 2005 and 2003, the Company identified certain technology licenses that no longer met its strategic objectives, which were determined to be unrecoverable and for which the Company had no alternative future uses. Accordingly, the Company recorded impairment losses for such agreements at the time of determination totaling $74,000 and $37,000, respectively, during the years ended December 31, 2005 and 2003. These impairment losses are reflected as a component of research and development expense in the statements of operations. During the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization of technology licenses and related costs of $184,000, $117,000 and $58,000, respectively. The weighted average amortization period of all technology licenses is 15.8 years. The Company estimates that future amortization of its technology licenses and related costs as of December 31, 2005 will be approximately $185,000 for each of the five years in the period ended December 31, 2010, and $1.4 million thereafter.

Deposits and Other Assets

Deposits and other assets consist of utility and rent deposits and prepayments required under the terms of clinical trial contracts for which the remaining term of the clinical trial exceeds one year.

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

Accrued Expenses

The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of December 31, 2005 and 2004 consist primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.

Significant Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in accounts with three major financial institutions in the United States. Substantially all deposits in these institutions exceeded the amount of FDIC insurance provided on such deposits at December 31, 2005 and 2004. Concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the strong financial position of the Company’s collaborators.

The Company operates in a single industry and is engaged in discovering drugs that may lead to treatments for disabling and life-threatening diseases. Collaborative research revenues from the Company’s collaboration partners representing 10% or more of total collaborative research revenues are as follows:

	Years ended December 31,
	2005	2004	2003
McNeil	69%	40%	—
Bristol-Myers Squibb	—	—	15%
Astellas	—	8%	35%
Abbott	31%	52%	50%

Additionally, substantially all of the Company’s accounts receivable were due from McNeil at December 31, 2005 and from Astellas at December 31, 2004 and 2003.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share attributable to common stockholders in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per share attributable to common stockholders (“Basic EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share attributable to common stockholders (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options, shares issuable upon the vesting of restricted stock units and shares issuable upon the exercise of warrants. For the periods presented, Diluted EPS is identical to Basic EPS because common share equivalents, including all of the Company’s Preferred Stock, outstanding stock options, outstanding restricted stock units and outstanding warrants, are excluded from the calculation, as their effect is antidilutive. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Years ended December 31,
	2005	2004	2003
Convertible preferred stock	1,564,340	14,737,238	11,543,014
Outstanding common stock options	3,638,105	3,271,395	2,676,712
Restricted stock units	203	—	—
Outstanding warrants	24,877	111,271	119,640

Total	5,227,525	18,119,904	14,339,366

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Years ended December 31,
	2005	2004	2003
Historical:
Numerator:
Net loss attributable to common stockholders	$(20,249)	$(16,723)	$(6,451)

Denominator:
Weighted-average common shares outstanding	19,636,848	1,575,923	1,399,190

Basic and diluted net loss per share attributable to common stockholders	$(1.03)	$(10.61)	$(4.61)

Pro Forma:
Numerator:
Net loss attributable to common stockholders, as reported	$(20,249)	$(16,723)

Denominator:
Shares used above	19,636,848	1,575,923
Pro forma adjustments to reflect assumed conversion of Preferred Stock, on a weighted-average basis (unaudited)	1,564,340	14,737,238

Shares used to compute pro forma basic and diluted net loss per share attributable to common stockholders (unaudited)	21,201,188	16,313,161

Pro forma basic and diluted net loss per share attributable to common stockholders (unaudited)	$(0.96)	$(1.03)

Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, when the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying common stock on the date of grant, no compensation expense is recognized. For stock options granted with an exercise price less than the fair value of the underlying common stock on the date of grant, the Company records deferred compensation for the difference between the exercise price and the deemed fair value of the Company’s common stock on such date. Deferred compensation associated with stock options is amortized on a straight-line basis over the related option vesting periods, which range from 12 to 48 months.

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amended SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB No. 25.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Pro forma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.9%	2.7%	2.9%
Expected volatility	40.0%	40.0%	40.0%
Expected life (in years)	2.5	2.5	2.5
Estimated weighted average grant date fair value per share of options granted	$2.10	$4.25	$2.43

Option valuation models such as the Black-Scholes-Merton model require the input of highly subjective assumptions.

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the vesting periods. The following disclosure is required in a tabular format by SFAS 148 (in thousands, except per share amounts):

	Years ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders, as reported	$(20,249)	$(16,723)	$(6,451)
Add: stock-based compensation included in net loss	1,375	1,109	253
Deduct: stock-based compensation assuming SFAS 123 fair value method was applied to all stock option awards	(1,686)	(1,116)	(462)

Pro forma net loss attributable to common stockholders, as required by SFAS 123	$(20,560)	$(16,730)	$(6,660)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(1.03)	$(10.61)	$(4.61)

Pro forma basic and diluted net loss per share attributable to common stockholders, as required by SFAS 123	$(1.05)	$(10.62)	$(4.76)

Segment Information

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment.

The Company has derived its collaborative research revenues from contracts with collaborators in the following geographic locations (in thousands):

	Years ended December 31,
	2005	2004	2003
United States	$8,794	$5,993	$3,564
Japan	—	501	1,898

Total collaborative research and development revenues	$8,794	$6,494	$5,462

Icagen, Inc.

Notes to Financial Statements—(Continued)

Reclassifications

Certain prior year amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications did not result in any changes to the previously reported total assets, net loss or stockholders’ equity.

Recent Accounting Pronouncements

In May 2005, the FASB, issued SFAS No. 154, “Accounting Changes and Error Correction” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The deadline for adoption of SFAS 123(R) by public companies is the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company adopted SFAS 123(R) on January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted SFAS 123(R) using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options for options granted with an exercise price greater than, or equal to, the fair market value on the date of grant. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share under the heading “Stock-Based Compensation” in this Note 1. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This

Icagen, Inc.

Notes to Financial Statements—(Continued)

requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions because the Company has had operating losses since inception.

2. Collaborations

The Company has entered into research collaboration agreements with McNeil, Bristol-Myers Squibb, Astellas and Abbott to extend the Company’s ion channel drug discovery technology into additional therapeutic areas and to benefit from the research, development and commercialization capabilities of the Company’s collaborators, as well as to augment the Company’s financial resources. A non-refundable upfront license fee was paid by each collaborator for rights to certain of the Company’s technology. These collaborative research agreements also provide for periodic payments to support the research phase of such programs and payments upon completion of specified development and regulatory milestones. The Company may also receive reimbursement for certain research costs and royalty payments under these agreements based on specified percentages of net product sales, if any. In conjunction with the Company’s collaborative research agreement with Abbott, Abbott purchased 1,191,300 shares of the Company’s Series E convertible preferred stock and 400,000 shares of the Company’s Series E-1 convertible preferred stock (See Note 6). The research phase of the Company’s collaboration agreements with Bristol-Myers Squibb and Astellas concluded on September 30, 2003 and December 31, 2003, respectively, and the Company’s collaboration with Abbott concluded on December 31, 2005.

In connection with the Company’s collaboration with Astellas, Astellas selected a compound with potential application in the treatment of dementia, including Alzheimer’s disease, for advanced preclinical studies during the fourth quarter of 2004. The selection of this compound resulted in the achievement of a milestone and the recognition of $500,000 of revenue which was recorded in accounts receivable at December 31, 2004. The Company recognized the full amount of this milestone payment as revenue during the quarter in which the milestone was achieved, in accordance with SAB 104, EITF 00-21 and other relevant accounting literature. The Company received payment for this milestone in January 2005.

On June 14, 2004, the Company entered into collaboration and copromotion agreements with McNeil to develop and commercialize ICA-17043 for the treatment of sickle cell disease. Pursuant to the collaboration arrangement, McNeil paid the Company an initial upfront payment of $10.0 million, $1.3 million of which the Company paid to Children’s Medical Center Corporation (“CMCC”), and a milestone payment of $5.0 million upon acceptance by the FDA of the protocol for the Company’s Phase III clinical trial of ICA-17043, $650,000 of which the Company paid to CMCC in February 2005. The Company is recognizing these payments from McNeil as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, both the $10.0 million upfront payment and the $5.0 million milestone payment were recorded as deferred revenue, which is being amortized to revenue over the life of the agreement, which is estimated to be 15 years. At the time of the execution of the agreement, the achievement of the milestone above was not considered to represent a separate earnings process, and therefore this payment was treated in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognized as revenue when received. McNeil is also potentially obligated to pay the Company up to an additional $48.0 million based on the achievement of specified clinical and regulatory milestones.

Under the terms of the agreements, the Company and McNeil agreed to copromote ICA-17043 in the United States and share equally in profits and losses from the commercialization of ICA-17043 in the United States. The Company is also entitled to copromote ICA-17043 with McNeil, at its option, in Canada. In calculating profits and losses in the copromotion territory, each party’s sales force costs generally are excluded, since each party

Icagen, Inc.

Notes to Financial Statements—(Continued)

generally is required to provide 50% of the overall sales force efforts. Under the collaboration agreement, the Company granted McNeil a worldwide exclusive license to ICA-17043 and other compounds covered by a specific patent. McNeil is entitled, subject to specified rights retained by the Company, to commercialize ICA-17043 and the other licensed compounds outside the copromotion territory pursuant to this license and is required to pay the Company a royalty on net product sales.

The Company and McNeil have agreed to fund equally the ongoing development costs incurred pursuant to an agreed upon development plan for ICA-17043 in the copromotion territory for sickle cell disease. McNeil is required to fund all development costs outside of the copromotion territory. The Company records revenue from reimbursed research and developoment costs for development expenses outside of the copromotion territory based on the actual percentage of patients enrolled at clinical trial sites outside the copromotion territory.

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

The Company and McNeil are entitled to terminate the collaboration and copromotion agreements under specified conditions. In addition, if specified changes in control of the Company occur involving a list of five specified large pharmaceutical and biotechnology companies, McNeil is permitted to terminate the copromotion agreement and the Company’s governance rights under the collaboration agreement and, in such event, the Company’s right to receive a share of profits and losses in the copromotion territory is converted into a right to receive a royalty on net product sales.

3. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2005	2004
Equipment	$6,752	$7,475
Leasehold improvements	1,313	1,436
Furniture and fixtures	281	290

	8,346	9,201
Less: accumulated depreciation and amortization	(6,216)	(7,295)

Property and equipment, net	$2,130	$1,906

During the year ended December 31, 2005, $2.1 million of fully depreciated assets were written off.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accrued development and clinical trial expenses	$2,617	$1,447
Other accrued expenses	231	123

Total accrued expenses	$2,848	$1,570

Icagen, Inc.

Notes to Financial Statements—(Continued)

5. Commitments and Contingencies

The Company’s obligations consist of equipment debt financing, noncancelable operating leases, technology licenses, other contractual obligations and employment arrangements.

Equipment Debt Financing

In July 1999, the Company entered into an equipment financing agreement, which was subsequently amended to provide for the acquisition of up to $3.7 million in equipment and other fixed assets. The financing agreement carries an interest rate indexed to the average yields on four-year U.S. Treasury Notes, as published by the Dow Jones Telerate Access Service, and requires repayment of principal and interest over 36 to 48 months with a final maturity of 2009. The applicable interest rates through December 31, 2005 ranged from 11.13% to 13.0%. This financing is structured as individual equipment notes, secured by the assets financed under such notes, and does not allow additional asset purchases under this financing beyond December 2005. (See Note 13) As of December 31, 2005 and 2004, approximately $1.8 million and $1.3 million of the equipment debt financing were outstanding, respectively. Total equipment with a net carrying value of $1.8 million collaterizes the outstanding equipment debt financing balance at December 31, 2005.

Property and equipment includes the following amounts financed through equipment debt financing (in thousands):

	December 31,
	2005	2004
Equipment, furniture and fixtures	$2,873	$2,997
Less: accumulated depreciation	(1,073)	(1,613)

	$1,800	$1,384

As of December 31, 2005, future annual principal payments under equipment debt financing consist of the following for the years ending December 31 (in thousands):

Equipment Debt Financing
2006	$655
2007	604
2008	404
2009	186

Total	1,849
Current portion of equipment debt financing	(655)

Equipment debt financing, less current portion	$1,194

Icagen, Inc.

Notes to Financial Statements—(Continued)

Noncancelable Operating Leases

The Company leases certain office equipment under noncancelable operating leases expiring in 2009. The Company leases its facilities under various noncancelable operating leases that expire from 2008 through 2010.

As of December 31, 2005, future annual minimum payments under noncancelable operating leases with terms in excess of one year consist of the following for the years ending December 31 (in thousands):

Operating Leases
2006	$335
2007	343
2008	119
2009	62
2010	34

Total minimum lease payments	$893

Rental expense associated with operating leases was $440,000, $448,000, and $439,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Technology Licenses

The Company is a party to a number of license agreements, primarily with academic institutions, under which it licenses patents, patent applications and other intellectual property for which the Company paid upfront license fees. The duration of these agreements varies from 10 years to the expiration date of the last-to-expire patent and the Company has the option to renew some of these agreements at the end of their terms. The Company’s technology license agreements are generally terminable by the Company upon short notice. Under certain conditions, the Company can grant sublicenses for which the licensors receive a fee. Some of these licenses require annual maintenance fees and periodic payments upon the achievement of specified development and regulatory milestones. The Company is obligated to pay specified royalties for licensed and sublicensed product sales or specified percentages of income received from sublicenses, and in some cases minimum annual royalties. As of December 31, 2005 and 2004, there were no milestone payments or royalties due under these technology license agreements other than $650,000 due to CMCC at December 31, 2004. This amount was included in accounts payable at December 31, 2004 in the accompanying balance sheet.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

that it makes against the royalities that the Company would otherwise be obligated to pay of up to, but not more than, 50% of the royalties due in any given payment period. The Company is obligated to pay CMCC specified amounts with respect to any sublicense income received by the Company.

The Company also has a research agreement with CMCC. In the Company’s sponsored research agreement with CMCC, CMCC granted the Company a right of first negotiation to obtain a worldwide exclusive license under patent rights resulting from the sponsored research. The Company’s royalty obligation with respect to each licensed product extends until the expiration of the last-to-expire patent, which expires on September 16, 2014, licensed from CMCC covering the licensed products in any country. Upon the later of the expiration of the last-to-expire licensed patent or February 2015, the agreement expires.

Pursuant to its license with CMCC, the Company’s obligation to pay CMCC specified amounts with respect to sublicense income applies to the upfront and milestone payments, royalties and share of profits in the copromotion territory received by the Company under the Company’s collaboration agreement with McNeil. The Company paid CMCC $1.3 million of the $10.0 million upfront payment that the Company received from McNeil in June 2004, and paid CMCC $650,000 of the $5.0 million milestone payment that the Company received from McNeil upon acceptance of the protocol for the Company’s pivotal Phase III clinical trial of ICA-17043 by the FDA. Payments or obligations to CMCC are recorded on the balance sheet as long-term assets under the category “technology licenses and related costs” and are amortized to expense over the term of the agreement.

As of December 31, 2005, future annual license maintenance fees under the Company’s technology license agreements consist of the following for the years ending December 31 (in thousands):

Annual License Maintenance Fees
2006	$122
2007	122
2008	137
2009	97
2010	97
2011 through 2024	524

Total	$1,099

The aggregate amount of the annual maintenance fees under these technology license agreements was $121,000, $87,000 and $67,000 in 2005, 2004 and 2003, respectively.

Other Contractual Obligations

Other contractual obligations as of December 31, 2005 consisted of $727,000 related to commitments for contract research services for preclinical research and other commitments.

Employment Arrangements

The Company provides a severance arrangement for certain of its executive officers and key employees, which includes salary continuance and continued health benefits. At December 31, 2005 and 2004, the Company had not incurred or recorded any obligation related to these arrangements.

Icagen, Inc.

Notes to Financial Statements—(Continued)

6. Stockholders’ Equity

Capital Structure

As of December 31, 2005 and 2004, the Company was authorized to issue up to 82,000,000 shares of $0.001 par value common stock and 18,000,000 shares of $0.001 par value preferred stock in one or more series.

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

As of December 31, 2005 and 2004, the Company had outstanding a total of 21,991,491 and 1,657,456 shares of common stock, respectively.

Convertible Preferred Stock

In December 2003, the Company issued 2,441,171 shares of Series H convertible preferred stock (“Series H”) at a price of $8.00 per share, resulting in gross proceeds of $19.5 million. Series H shares are convertible into common shares at a conversion ratio of one share per preferred share. The Company incurred $18,000 of related issuance costs, which are recorded as a reduction of the proceeds in the statements of stockholders’ equity. Of the 2,441,171 shares of Series H issued, 2,135,790 shares were purchased by holders of the Company’s Series G convertible preferred stock (“Series G”), or their affiliates, and 305,381 shares were purchased by other investors. The investment in the Series H by other investors was accounted for using a fair market value price of $8.00 per Series H share, resulting in an increase in stockholders’ equity of $2.4 million. The investment in the Series H by holders of Series G stockholders was accounted for in the manner described below. A summary of the Series H issuance is provided in the table below:

	Series G Stockholders	Other Investors	Total
Series H Shares Purchased	2,135,790	305,381	2,441,171
Share Price for Series H Shares	$8.00	$8.00	$8.00
Proceeds	$17,086,000	$2,443,000	$19,529,000

Holders of the Series G shares who elected to purchase shares of Series H (“Exchanging Stockholders”) received, for each $15.00 invested in Series H shares, one share of Series G-1 in exchange for each share of Series G held (the “Exchange”), limited to the extent of such stockholders’ shares of Series G. Prior to the issuance of the Series H, Series G shares had been convertible into common shares at a conversion ratio of one common share per preferred share. Series G-1 shares are convertible at a conversion ratio of 1.875 common shares per preferred share. Exchanging Stockholders included the Company’s principal investors, including entities affiliated with Alta Partners, Venrock Associates II, L.P. QFinance, Inc., China Development Industrial Bank, Inc. and HBM Bio Ventures (Cayman) Ltd.

Of the 2,441,171 shares of Series H issued, 2,135,790 shares were issued to certain of the existing holders of Series G, or their affiliates, for an aggregate purchase price of $17.1 million. The Exchanging Stockholders held 948,343 shares of Series G, all of which were exchanged for Series G-1 shares pursuant to the Exchange. The effect of the Exchange was to increase the number of common share equivalents held by such Exchanging

Icagen, Inc.

Notes to Financial Statements—(Continued)

Stockholders to 1,778,143 as a result of the higher conversion ratio of the Series G-1 shares relative to the Series G shares. Had the Exchanging Stockholders not participated in the Exchange, they would have received the benefit of the weighted average price protection provision in the Company’s Certificate of Incorporation, as amended (“Certificate of Incorporation”) applicable to the original Series G shares. This provision would have resulted in a conversion ratio adjustment from one common share per preferred share to 1.13809 common shares per preferred share, and would therefore have resulted in an increase in the number of common share equivalents held by such stockholders from 948,343 to 1,079,298. Therefore, the increase in the number of common share equivalents held by the Exchanging Stockholders above 1,079,298 was considered to represent the incremental new common share equivalents (“Incremental Shares”) such Exchanging Stockholders received as a result of their participation in the Exchange.

The number of Incremental Shares received by such stockholders was therefore 698,845. A summary of the calculation of the number of Incremental Shares is provided in the table below:

Series G-1 Shares Received in Exchange	948,343
As Converted at 15 to 8	1,778,143
Less: As Converted at 15 to 13.18	1,079,298

Incremental Shares (as converted)	698,845

Exchanging Stockholders received 2,135,790 shares of Series H and 698,845 Incremental Shares as a result of their investment in the Series H financing and their participation in the Exchange, for a total of 2,834,635 shares on an as converted basis. For financial reporting purposes, proceeds received from such Exchanging Stockholders of $17.1 million were therefore allocated between the Series H shares and the Incremental Shares in the same proportion as the shares, resulting in $12.9 million being allocated to the Series H shares and $4.2 million being allocated to the Incremental Shares. For each of the Series H shares and the Incremental Shares, the calculated effective price per share was therefore $6.03. A summary of these calculations is provided in the table below:

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

All outstanding shares of the Company’s Series A, Series B, Series C, Series D, Series E, Series E-1, Series F, Series G, Series G-1 and Series H convertible preferred stock automatically converted into shares of common stock upon completion of the IPO. Series A, Series B, Series C, Series D, Series E, Series F and Series H converted at a ratio of one common share per preferred share. Series E-1 and Series G converted at a ratio of 1.13809 common shares per preferred share and Series G-1 converted at a ratio of 1.875 common shares per preferred share.

The following is a summary, as of December 31, 2004, of the rights, preferences and terms of the Company’s outstanding series of Preferred Stock (in thousands, except share and per share data):

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

Conversion

Each holder of Preferred Stock may convert any or all of such holder’s Preferred Stock into common stock at any time. The conversion ratio is subject to adjustment based on certain events specified in the Company’s Certificate of Incorporation. The Company has reserved a sufficient number of its authorized shares of common stock for the purpose of effecting the future conversion of its Preferred Stock.

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

Dividends

Dividends on all series of outstanding Preferred Stock are payable when and if declared by the Company’s Board of Directors. No dividends shall be paid to the holders of the Company’s common stock unless equivalent dividends have been declared and paid on each series of outstanding Preferred Stock. Through December 31, 2005, no cash dividends have been declared or paid by the Company.

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

Warrants

At December 31, 2004 the Company had warrants outstanding for the purchase of 19,091 shares of Series D at an exercise price of $2.75 per share which expire in May 2007 and warrants outstanding for the purchase of 7,216 shares of Series E at an exercise price of $4.85 which expire in August 2008. The weighted average exercise price of all outstanding warrants was $3.33 at December 31, 2004. These warrants to purchase 26,307 shares of common stock were exercised on December 12, 2005. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price. The aggregate fair market value was based on the average closing price on each of the ten trading days prior to December 12, 2005, or $6.24 per share. Consequently, 12,287 shares of common stock were issued upon exercise.

Common Stock Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31, 2005	December 31, 2004
For conversion of Preferred Stock:
Series A	—	325,000
Series B	—	1,229,540
Series C	—	1,521,442
Series D	—	2,065,049
Series E	—	1,221,825
Series E-1	—	455,235
Series F	—	3,581,612
Series G	—	201,046
Series G-1	—	1,778,143
Series H	—	2,441,171
Outstanding warrants	—	26,307
Outstanding stock options	3,680,775	3,502,207
Outstanding restricted stock units	37,407	—
Possible future issuance under the 2004 equity compensation plan	2,496,883	—
Possible future issuance under the 1996 equity compensation plan	—	614,549

Total shares reserved	6,215,065	18,963,126

7. Stock Options and Restricted Stock Units

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

As of December 31, 2004, the Company had authorized an aggregate of 5,100,000 shares of common stock to be issued in connection with stock awards under the 1996 Plan. Options have a term of ten years. Employees may exercise stock options by paying cash or, in the case of optionees other than executive officers and directors, by executing a note payable to the Company for the aggregate exercise price less the stated par value for the exercised options. These notes are full recourse and are payable in equal installments through payroll deduction over a one-year term.

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

The following table summarizes activity related to options to purchase shares of the Company’s common stock:

	Shares Available for Grant	Incentive Stock Options Outstanding	Weighted Average Exercise Price	Nonqualified Stock Options Outstanding	Weighted Average Exercise Price	Total Stock Options Outstanding	Restricted Stock Units Outstanding	Weighted Average Price
Balance at December 31, 2002	740,859	2,183,149	$1.20	289,154	$0.68	2,472,303	—	—
Authorized	330,000	—	—	—	—	—	—	—
Granted	(557,112)	507,112	2.25	50,000	2.25	557,112	—	—
Exercised	—	(105,413)	0.50	—	—	(105,413)	—	—
Forfeited	71,844	(71,844)	1.78	—	—	(71,844)	—	—

Balance at December 31, 2003	585,591	2,513,004	1.43	339,154	0.91	2,852,158	—	—
Authorized	870,000	—	—	—	—	—	—	—
Granted	(873,477)	570,477	5.36	303,000	2.08	873,477	—	—
Exercised	—	(88,563)	1.06	(102,430)	1.05	(190,993)	—	—
Forfeited	32,435	(32,435)	1.90	—	—	(32,435)	—	—

Balance at December 31, 2004	614,549	2,962,483	2.19	539,724	1.54	3,502,207	—	—
Authorized	2,500,000	—	—	—	—	—	—	—
Granted	(696,507)	482,687	6.95	176,413	6.55	659,100	37,407	6.45
Exercised	—	(244,163)	1.01	(157,528)	0.32	(401,691)	—	—
Forfeited	78,841	(68,424)	4.13	(10,417)	2.25	(78,841)	—	—

Balance at December 31, 2005	2,496,883	3,132,583	$2.97	548,192	$3.49	3,680,775	37,407	$6.45

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

In December 2005, the Company amended the terms of certain stock option agreements resulting in an increase in the exercise price. Employees affected by these amendments were also granted an aggregate of 37,407 restricted stock units. The restricted stock units were issued with a fair market value of $6.45, the market price of the Company’s common stock at the date of grant. Accordingly, the Company recorded $241,000 of deferred compensation. The restricted stock units require no payment from the employee. Compensation cost is recorded based upon the market price on the grant date and is amortized ratably over the vesting period.

Selected information regarding stock options as of December 31, 2005 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.23 – $0.34	181,920	2.2	$0.32	181,920	$0.32
0.50 – 0.75	768,976	4.4	0.63	768,976	0.63
2.00 – 2.25	1,470,390	6.6	2.14	1,198,819	2.11
2.50 – 5.00	383,892	8.3	4.29	135,758	4.47
5.54 – 6.50	470,681	9.2	6.35	98,099	6.37
6.51 – 8.00	359,166	9.4	6.95	50,934	6.92
8.01 – 9.12	45,750	9.6	8.80	3,941	8.79

$0.23 – $9.12	3,680,775	6.7	$3.05	2,438,447	$1.93

In January 2005, 33,750 options were issued at prices below the estimated fair market value of the underlying common stock on the date of grant (see Note 8). The weighted average fair market value of the underlying common stock related to these options was $10.00. The remaining 662,757 options granted during 2005 were issued at prices equal to the fair market value of the underlying common stock on the date of grant. The weighted average fair market value of the underlying common stock related to these options was $6.84.

During 2004 and 2003, all options were issued at prices below the fair market value of the underlying common stock on the date of grant. The weighted average fair market value of the underlying common stock during 2004 and 2003 was $9.47 and $4.40, respectively (See Note 8).

At December 31, 2005, 2004 and 2003, 2,438,447, 2,301,974 and 1,953,942 of the Company’s outstanding options were exercisable, respectively.

8. Deferred Compensation

During the years ended December 31, 2005, 2004 and 2003, the Company recorded deferred compensation of $134,000, $4.1 million and $1.2 million, respectively, net of forfeitures, for stock options granted with exercise prices less than the fair value of the underlying common stock on the grant date or for restricted stock units granted. Deferred compensation is amortized on a straight-line basis over the vesting period of the individual options and restricted stock units, ranging from 12 to 60 months. Amortization of deferred compensation amounted to $1.4 million, $1.1 million and $253,000, during 2005, 2004 and 2003, respectively.

9. Related Party Transactions

At December 31, 2005 and 2004, Abbott was considered a principal owner as defined in SFAS No. 57, Related Party Disclosures. Abbott held 1,646,535 shares of the Company’s common stock at December 31, 2005 and held 1,191,300 shares of the Company’s Series E convertible preferred stock and 400,000 shares of the Company’s Series E-1 convertible preferred stock at December 31, 2004. Abbott purchased (i) 825,000 shares of Series E convertible preferred stock at $4.85 per share for an aggregate purchase price of $4.0 million on November 24, 1997, (ii) 366,300 shares of Series E convertible preferred stock at $8.19 per share for an aggregate purchase price of $3.0 million on November 19, 1999 and (iii) 400,000 shares of Series E-1

Icagen, Inc.

Notes to Financial Statements—(Continued)

convertible preferred stock at $15.00 per share for an aggregate purchase price of $6.0 million on January 18, 2001. The holders of Series E convertible preferred stock and the Series E-1 convertible preferred stock received certain rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. Research fees from Abbott totaled approximately $2.8 million, $3.4 million and $2.8 million in 2005, 2004 and 2003, respectively, including a non-refundable upfront license fee of $1.0 million in 2001 that was recognized as revenue ratably over the initial research term.

The Company incurred expense of $4.6 million, $2.2 million and $2.5 million from Quintiles Transnational Corp. for development and clinical trial services in 2005, 2004 and 2003, respectively. Quintiles Transnational Corp. is an affiliate of one of the Company’s 5% stockholders, and the chairman of the board and chief executive officer of Quintiles Transnational Corp. is a stockholder and a member of the Company’s board of directors. Quintiles Transnational Corp. purchased 233,334 shares of Series G at $15.00 per share for an aggregate purchase price of $3,500,000 on November 30, 2000. Quintiles Transnational Corp. subsequently transferred those shares to its wholly-owned subsidiary QFinance, Inc. QFinance, Inc. purchased 437,500 shares of the Company’s Series H at $8.00 per share for an aggregate purchase price of $3.5 million on December 31, 2003 and exchanged its 233,334 shares of Series G for 233,334 shares of Series G-1 on December 31, 2003. The consideration for the Series G-1 was the exchange of the Series G. The holders of Series G, Series G-1 and Series H received certain rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and a liquidation preference. The amounts paid to Quintiles Transnational Corp. are included in research and development expense on the statements of operations. Amounts included in accounts payable related to these services totaled $320,000 and $325,000 at December 31, 2005 and 2004, respectively.

The Company incurred legal fees of approximately $201,000, $584,000 and $206,000 in 2005, 2004 and 2003, respectively, from a law firm, one of whose members is a stockholder. As of December 31, 2005 and 2004, $21,000 and $9,000 of the legal fees to this law firm were outstanding as accounts payable, respectively.

During 2002, the Company loaned $200,000 to one of its executive officers in connection with the executive’s employment and relocation. The note bears interest at a fixed rate of 4.65% per annum and $40,000 of the principal balance plus accrued interest is forgiven annually through 2006 if the executive remains an employee of the Company. The Company recorded forgiveness of principal and accrued interest totaling $42,000, $45,000 and $48,000 as compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively. The principal balance outstanding under this note totaled $40,000 and $80,000 at December 31, 2005 and 2004, respectively. The current portion of this note is included in prepaid expenses and other, and the long-term portion is included in deposits and other in the accompanying balance sheets.

10. Income Taxes

A reconciliation of the Company’s income tax benefit at the federal statutory rate to actual income tax benefit is as follows (in thousands):

	2005	2004	2003
Income tax benefit at federal statutory rate	$(7,087)	$(5,853)	$(4,960)
State taxes, net of federal expense	(1,012)	(836)	(709)
Research and development credit	(459)	(417)	(383)
Orphan drug credit	(2,385)	(1,711)	(1,485)
Deferred compensation	—	444	101
Other, net	77	13	(150)
Change in valuation allowance	10,866	8,360	7,586

	$—	$—	$—

Icagen, Inc.

Notes to Financial Statements—(Continued)

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations is as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	5.0%	5.0%	5.0%
Tax credits and non-deductible expenses	14.0%	10.0%	13.5%
Change in valuation allowance	(54.0)%	(50.0)%	(53.5)%

	0.0%	0.0%	0.0%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows as of December 31 (in thousands):

	2005	2004
Deferred tax assets:
Deferred revenue	$5,348	$5,801
Excess book depreciation	253	416
Net operating loss carryforwards	22,477	15,045
Research and development credit carryforwards	2,853	2,392
Orphan drug credit carryforward	13,984	10,010
Alternative minimum tax credit	5	5

Total deferred tax assets	44,920	33,669
Less: valuation allowance for deferred tax assets	(44,920)	(33,669)

Net deferred tax assets	$—	$—

At December 31, 2005 and 2004, the Company had net operating loss carryforwards of approximately $56.2 million and $37.6 million, respectively, and research and development credit carryforwards of approximately $2.9 million and $2.4 million, respectively, for income tax purposes that begin to expire in the year 2011. The Company’s orphan drug credit carryforwards of $14.0 million and $10.0 million as of December 31, 2005 and 2004, respectively, for income tax purposes begin to expire in 2019. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards as the Company has determined that it is more likely than not that the deferred tax assets will not be realized.

Based on the number of shares of common and preferred stock issued, the Company has exceeded the limit allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards and tax credit carryforwards. Ownership changes subsequent to December 31, 2005 may reduce the availability of net operating losses to offset future taxable income.

11. Defined Contribution Benefit Plan

The Company has adopted a 401(k) plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1997. Participants may elect a salary reduction from 1% to 100% as a contribution to the 401(k) Plan subject to Internal Revenue Service limitations. The 401(k) Plan permits the Company to match these elective deferrals by a percentage determined on an annual basis. The Company matched 10% of participants’ contributions in the amount of $46,000, $37,000 and $30,000 in 2005, 2004 and 2003, respectively.

Icagen, Inc.

Notes to Financial Statements—(Continued)

12. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations (in thousands, except share and per share amounts):

	Year ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research and development revenues	$2,023	$1,738	$2,314	$2,719
Loss from operations	(5,548)	(5,229)	(5,204)	(5,720)
Net loss attributable to common stockholders	(5,311)	(4,855)	(4,790)	(5,293)
Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(0.22)	$(0.22)	$(0.24)
Weighted average common shares outstanding—basic and diluted	13,136,228	21,703,512	21,772,101	21,935,552

	Year ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research and development revenues	$844	$907	$1,831	$2,912
Loss from operations	(4,147)	(4,622)	(3,568)	(4,600)
Net loss attributable to common stockholders	(4,120)	(4,620)	(3,492)	(4,491)
Basic and diluted net loss per share attributable to common stockholders	$(2.71)	$(2.93)	$(2.21)	$(2.77)
Weighted average common shares outstanding—basic and diluted	1,521,190	1,575,519	1,583,548	1,623,433

In accordance with prescribed reporting requirements, the sum of per share losses by quarter may not equal loss per share for the full year due to the changes in average share calculations.

13. Subsequent Events

On February 6, 2006, the Compensation Committee of the Board of Directors approved the issuance of restricted stock units with respect to 147,975 shares of common stock to employees of the Company. The restricted stock units were issued with a fair value of $6.30 per share, the market price of the common stock on the date of grant. The restricted stock units require no payment from the employees. Compensation cost is based on the market price on the grant date and expensed over the vesting period. The restricted stock units vest over a period of 48 to 60 months.

On February 14, 2006, the Company’s Master Loan and Security Agreement, dated July 14, 1999, between the Company and its equipment debt financing lender was amended to extend the term of the Agreement until December 31, 2006 and to change the date of the current treasury bill constant maturity rates used to calculate the applicable interest rates on new loans under the agreement to February 13, 2006.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Specimen Stock Certificate.

4.2(2)	Amended and Restated Stockholders’ Agreement, dated December 15, 2003, by and among the Registrant and the parties listed therein.

4.3(2)	Warrant to Purchase Shares of Series B Preferred Stock, dated December 28, 1994, issued to Dominion Fund III.

4.4(2)	Warrant to Purchase Shares of Series D Preferred Stock, dated May 23, 1997, issued to Dominion Fund III.

4.5(2)	Warrant to Purchase Shares of Series E Preferred Stock, dated September 3, 1998, issued to Dominion Fund III.

4.6(2)	First Amendment to Warrants to Purchase Shares of Preferred Stock of Icagen, Inc., dated May 14, 2004, by and between the Registrant, Dominion Fund III and Dominion Ventures.

4.7(2)	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated March 15, 1997, issued to certain persons in connection with offering of series D preferred stock.

4.8(2)	Registration Rights Agreement, dated April 26, 2004, by and between the Registrant and Abbott Laboratories.

10.1*(2)	1996 Equity Compensation Plan, as amended.

10.2*(1)	2004 Stock Incentive Plan.

10.3*(1)	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4*(1)	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4.1*(3)	Form of Nonstatutory Stock Option Agreement for Director Options under the 2004 Stock Incentive Plan.

10.4.2*(4)	Nonstatutory Stock Option Agreement, dated February 1, 2006, between the Registrant and Charles A. Sanders.

10.5*(4)	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.

10.5.1*(4)	Restricted Stock Unit Agreement, dated February 1, 2006, between the Registrant and Richard D. Katz.

10.6*	Summary of Director Compensation.

10.7*(4)	Amended and Restated Executive Employment Agreement, dated February 1, 2006, between the Registrant and P. Kay Wagoner.

10.8*(4)	Amended and Restated Executive Employment Agreement, dated February 1, 2006, between the Registrant and Richard D. Katz.

10.9*(2)	Promissory Note, dated April 11, 2002, between the Registrant and Richard D. Katz.

10.10*(4)	Executive Employment Agreement, dated February 1, 2006, between the Registrant and Edward P. Gray.

Exhibit Number	Description

10.11*(2)	Letter Agreement, dated February 15, 2000, between the Registrant and J. Heyward Hull, III.

10.12*	Form of Severance Payment Agreement (for Executives other than President/CEO), as amended.

10.13(2)	Lease Agreement, dated December 17, 1992, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.13.1(5)	Sixth Amendment to Lease, dated August 3, 2005, by and between the Registrant and Royal Center IC, LLC.

10.14(2)	Lease Agreement, dated October 1997, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.15(2)	Sublease Agreement, dated September 22, 1997, between the Registrant and Inspire Pharmaceuticals, Inc., as amended.

10.16(2)	Master Loan and Security Agreement, dated July 14, 1999, between the Registrant and Oxford Venture Finance, as amended.

10.16.1(6)	Letter Agreement, dated April 15, 2005, from Oxford Finance Corporation to the Registrant.

10.16.2(7)	Letter Agreement, dated February 14, 2006, from Oxford Finance Corporation to the Registrant.

10.18†(2)	Research and License Agreement, dated August 17, 2001, between the Registrant and Abbott Laboratories, as amended.

10.19†(2)	Collaborative Research and License Agreement, dated March 21, 2000, between the Registrant and Astellas Pharma Inc., as amended.

10.20†(2)	Exclusive License Agreement, dated February 29, 2000, between the Registrant and Children’s Medical Center Corporation, as amended.

10.21(2)	Clinical Trials Master Services Agreement, dated December 14, 1998, between the Registrant and Quintiles Transnational Corp.

10.22†(2)	Collaboration Agreement, dated June 14, 2004, between the Registrant and the McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc.

10.23†(2)	Copromotion Agreement, dated June 14, 2004, between the Registrant and the McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and President pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on March 31, 2005.

(2)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-114336).

(3)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on March 16, 2005.

(4)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on February 1, 2006.

(5)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on August 9, 2005.

(6)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 19, 2005.

(7)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on February 21, 2006

†	Confidential treatment granted by the Securities and Exchange Commission as to certain portions.

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.