Form 10-Q
period 2006-03-31
ICAGEN INC
filed 2006-05-11
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2006, there were outstanding 22,172,068 shares of the registrant’s common stock, $0.001 par value per share.

ICAGEN, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The important factors listed below, as well as any cautionary language elsewhere in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors appearing in Item 1A of Part II below and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS – UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,295	$47,763
Accounts receivable	344	301
Prepaid expenses and other	1,964	1,027

Total current assets	43,603	49,091

Non-current assets:
Property and equipment, net	1,965	2,130
Technology licenses and related costs, net of accumulated amortization of $566 and $520 as of March 31, 2006 and December 31, 2005, respectively	2,322	2,368
Deposits and other	804	804

Total assets	$48,694	$54,393

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,018	$2,108
Accrued expenses	2,775	2,848
Current portion of deferred revenue	1,025	1,086
Current portion of equipment debt	640	655

Total current liabilities	7,458	6,697
Deferred revenue, less current portion	12,260	12,510
Equipment debt financing, less current portion	1,026	1,194

Total liabilities	20,744	20,401
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized at March 31, 2006 and December 31, 2005, respectively; 22,158,540 and 21,991,491 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	22	22
Additional paid-in capital	110,609	112,883
Deferred compensation	—	(2,981)
Accumulated deficit	(82,681)	(75,932)

Total stockholders’ equity	27,950	33,992

Total liabilities and stockholders’ equity	$48,694	$54,393

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Collaborative research and development revenues:
Research and development fees (including related party research fees from Abbott Laboratories of $0 and $692 in 2006 and 2005, respectively)	$468	$1,074
Reimbursed research and development costs	1,414	949

Total collaborative research and development revenues	1,882	2,023

Operating expenses:
Research and development (including related party expenses to Quintiles Transnational Corp. of $1,589 and $1,888 in 2006 and 2005, respectively)	7,491	6,528
General and administrative	1,556	1,043

Total operating expenses	9,047	7,571

Loss from operations	(7,165)	(5,548)

Other income (expense):
Interest income	476	271
Interest expense	(60)	(41)
Other income	—	7

Total other income, net	416	237

Loss before income taxes	(6,749)	(5,311)
Income taxes	—	—

Net loss	$(6,749)	$(5,311)

Net loss per share – basic and diluted	$(0.31)	$(0.40)

Weighted average common shares outstanding - basic and diluted	22,092,491	13,136,228

Pro forma net loss per share assuming conversion of preferred stock - basic and diluted		$(0.27)

Pro forma weighted average common shares outstanding - basic and diluted		19,393,588

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(6,749)	$(5,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	236	262
Amortization of technology licenses and related costs	46	45
Stock-based compensation	478	345
Changes in operating assets and liabilities:
Accounts receivable	(43)	(166)
Prepaid expenses and other current and non-current assets	(937)	689
Accounts payable and accrued expenses	837	340
Deferred revenue	(311)	443

Net cash used in operating activities	(6,443)	(3,353)

Investing activities
Acquisition of property and equipment	(71)	(148)

Net cash used in investing activities	(71)	(148)

Financing activities
Proceeds from sale of common stock, net of issuance costs	—	35,342
Proceeds from equipment debt financing	—	59
Payments on equipment debt financing	(183)	(191)
Proceeds from exercise of stock options	229	3

Net cash provided by financing activities	46	35,213

(Decrease) increase in cash and cash equivalents	(6,468)	31,712
Cash and cash equivalents at beginning of period	47,763	30,217

Cash and cash equivalents at end of period	$41,295	$61,929

Supplemental disclosure of cash flow information
Cash paid for interest	$59	$41

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

March 31, 2006

(unaudited)

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs. The Company’s four most advanced programs are for the treatment of sickle cell disease; epilepsy and neuropathic pain; atrial fibrillation; and dementia, including Alzheimer’s disease, and attention deficit / hyperactivity disorder. The Company is also conducting ongoing drug discovery programs focused on new therapeutics for pain disorders, inflammatory disorders and glaucoma.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005.

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

In connection with the Company’s research and development collaborations with the McNeil Consumer & Specialty Division of McNeil-PPC, Inc. (“McNeil”), a subsidiary of Johnson & Johnson, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd. (“Astellas”), and Abbott Laboratories (“Abbott”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaborations with Bristol-Myers Squibb, Astellas and Abbott, this period is the initial term of the research phase of the collaboration. With respect to the Company’s collaboration with McNeil, this period is the estimated life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2019. Research and development services provided under some of the Company’s collaboration agreements are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreements with Bristol-Myers Squibb, Astellas and Abbott allowed for research term extensions, and each term extension provided for additional research fees to be paid to the Company based on the level of effort and length of time associated with the services provided. Revenues are recognized from contract extensions as the extended services are performed.

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

	Three Months Ended March 31,
	2006	2005
Convertible preferred stock	—	6,257,360
Outstanding common stock options	3,668,609	3,545,090
Restricted stock units	126,192	—
Outstanding warrants	—	26,307

Total	3,794,801	9,828,757

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

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2006	2005
Historical:
Numerator:
Net loss	$(6,749)	$(5,311)

Denominator:
Weighted-average common shares outstanding – basic and diluted	22,092,491	13,136,228

Net loss per share – basic and diluted	$(0.31)	$(0.40)

Pro Forma:
Numerator:
Net loss, as reported		$(5,311)

Denominator:
Shares used above		13,136,228
Pro forma adjustments to reflect assumed conversion of Preferred Stock, on a weighted-average basis		6,257,360

Shares used to compute pro forma basic and diluted net loss per share		19,393,588

Pro forma net loss per share – basic and diluted		$(0.27)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154 “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of fiscal 2006 did not impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The Company adopted this standard as of the beginning of the Company’s first quarter of fiscal 2006 using the modified prospective transition method. See “Note 2 – Stock-Based Compensation” for a discussion regarding the impact of the adoption of Statement 123(R).

2. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with APB No. 25, and related Interpretations, as permitted by Statement 123. Under APB No. 25, when the exercise price of the Company’s stock options equals or exceeds the fair market value of the underlying common stock on the date of grant, no compensation expense is recognized. For stock options granted with an exercise price less than the fair value of the underlying common stock on the date of grant, the Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company’s common stock on such date. Deferred compensation was amortized through December 31, 2005 on a straight-line basis over the related option vesting periods, which range from 12 to 48 months. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123(R), using the modified prospective method. Under this method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and compensation costs for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock price as well as an analysis of the volatility of the common stock prices of other comparable companies in the biotechnology industry. The Company uses historical data to estimate option exercises and forfeitures used in the model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company analyzed separate groups of employees with similar exercise behavior to determine the expected term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 31, 2006, the Company had 3,652,565 options outstanding with a weighted average exercise price of $3.32, and 185,382 restricted stock units outstanding. Remaining compensation expense as of March 31, 2006 to be recognized on these options and restricted stock units through March 2010 is approximately $3,621,000 and $938,000, respectively. The weighted-average period of time over which these costs will be recognized for stock options and restricted stock units is 1.4 and 2.3 years, respectively.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.6%	3.5%
Expected volatility	60.0%	40.0%
Expected life (in years)	4-6	2.5
Estimated weighted average grant date fair value per share of options granted	$3.42	$2.90

As a result of adopting Statement 123(R), the Company’s loss before income taxes and net loss for the quarter ended March 31, 2006 was $85,000 greater than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended March 31, 2006 would have been $(0.30) if the Company had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $(0.31). For the three months ended March 31, 2006, net cash used in operating activities and net cash provided by financing activities were unchanged since there were no excess tax benefits from equity-based compensation plans.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended March 31, 2005
Net loss, as reported	$(5,311)
Add: stock-based compensation included in net loss	345
Deduct: stock-based compensation assuming Statement 123 fair value method was applied to all stock option awards	(365)

Pro forma net loss, as required by Statement 123	$(5,331)

Basic and diluted net loss per share, as reported	$(0.40)

Pro forma basic and diluted net loss per share, as required by Statement 123	$(0.41)

The following table summarizes stock options and restricted stock units outstanding as of March 31, 2006, as well as activity during the first quarter then ended:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding
Balance at December 31, 2005	2,496,883	3,680,775	$3.12	37,407
Authorized	—	—	—	—
Granted	(288,676)	140,701	6.24	147,975
Exercised	—	(167,049)	1.36	—
Forfeited	1,862	(1,862)	4.60	—

Balance at March 31, 2006	2,210,069	3,652,565	$3.32	185,382

Selected information regarding stock options as of March 31, 2006 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.23 – $0.34	155,458	1.9	$0.32	155,458	$0.32
0.50 – 0.75	694,047	4.2	0.62	694,047	0.62
2.00 – 2.25	1,409,795	6.3	2.14	1,193,696	2.12
2.50 – 5.00	382,951	8.1	4.95	160,677	4.92
5.54 – 6.50	593,103	9.1	6.28	123,812	6.34
6.51 – 8.00	366,073	9.2	6.97	71,776	6.92
8.01 – 9.12	51,138	9.4	8.78	6,800	8.79

$0.23 – $9.12	3,652,565	6.7	$3.32	2,406,266	$2.14

At March 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $18,230,164 and $14,835,790, respectively. The intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $959,662 and $11,503, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and medical capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•	ICA-17043 for sickle cell disease. We initiated a pivotal Phase III clinical trial of ICA-17043 in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with the McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson, relating to the development and commercialization of ICA-17043;

•	lead compounds for epilepsy and neuropathic pain, for which we are conducting preclinical studies;

•	a compound for atrial fibrillation, for which our collaborator Bristol-Myers Squibb Company is conducting preclinical studies; and

•	lead compounds for dementia, including Alzheimer’s disease, for which our collaborator Astellas Pharma, Inc., formerly Yamanouchi Pharmaceuticals, Ltd., is conducting preclinical studies, and lead compounds for attention deficit/hyperactivity disorder, or ADHD, which were derived from the collaboration and for which we are conducting preclinical studies.

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

Since our inception, we have incurred substantial losses and, as of March 31, 2006, we had an accumulated deficit of $82.7 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

Recent Developments

Bristol-Myers Squibb, our collaborator in our atrial fibrillation program, has notified us that is has decided to discontinue development of the compound for which an initial Phase I safety study had been completed. Bristol-Myers Squibb is evaluating a backup compound for which it is conducting further preclinical studies.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accrued expenses, research and development, stock-based compensation and accounting for income taxes. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 15, 2006.

Stock-Based Compensation

Effective January 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), Share-Based Payments, or Statement 123(R). We use the Black-Scholes-Merton option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time vested stock options are retained before being exercised, or the expected term, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately expire or be forfeited. Changes to these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the statements of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and March 31, 2005

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $141,000, or 7%, to $1.9 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005. This decrease reflects a decrease of approximately $692,000 in connection with our collaboration with Abbott which concluded on December 31, 2005, partially offset by an increase of $551,000 in connection with our collaboration with McNeil for the further clinical development of ICA-17043.

Research and Development Expense

Research and development expense increased by $963,000, or 15%, to $7.5 million for the three months ended March 31, 2006 from $6.5 million for the three months ended March 31, 2005. The increase was due primarily to an increase of $1.0 million related to the development of ICA-17043 for the treatment of sickle cell disease and an increase of $137,000 in expenses related to preclinical studies with respect to our preclinical and research stage programs, partially offset by a decrease of $230,000 in expenses associated with our epilepsy and neuropathic pain program.

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

	Three months ended March 31,
Development Program	2006	2005	Cumulative from Inception
	(in thousands)
ICA-17043	$3,059	$2,070	$29,794
Lead compounds for epilepsy and neuropathic pain	926	1,156	8,908

Total	$3,985	$3,226	$38,702

General and Administrative Expense

General and administrative expense increased by $513,000, or 49%, to $1.6 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005. The increase was due primarily to an increase of $217,000 in legal expenses, an increase of $136,000 in equity compensation expense due to the adoption of Statement 123(R) during the first quarter of 2006, an increase of $78,000 in salary and benefits expense due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees, and an increase in the aggregate of $80,000 related to recruiting related expense and insurance expenses.

Interest Income and Interest Expense

Interest income increased $205,000, or 76%, to $476,000 for the three months ended March 31, 2006, from $271,000 for the three months ended March 31, 2005. The increase in interest income was attributable to increased interest rates.

Interest expense increased $19,000, or 46%, to $60,000 for the three months ended March 31, 2006 from $41,000 for the three months ended March 31, 2005. The increase in interest expense was attributable to increased average borrowings under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with McNeil, Bristol-Myers Squibb, Astellas and Abbott, proceeds from equipment debt financing and capital leases and interest income. At March 31, 2006, our cash and cash equivalents were $41.3 million as compared to $47.8 million at December 31, 2005. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

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

Cash Flows

Net cash used in operating activities was $6.4 million for the three months ended March 31, 2006. This reflects a net loss of approximately $6.7 million, an increase of approximately $937,000 in prepaid expenses and other current and non-current assets, and a decrease of approximately $311,000 in deferred revenue. These amounts were partially offset by an increase of approximately $837,000 in accounts payable and accrued expenses, $478,000 of non-cash expenses related to equity compensation, and $236,000 of non-cash expenses for depreciation and amortization of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2006 was $71,000 related to the purchase of property and equipment.

Net cash generated by financing activities during the three months ended March 31, 2006 was $46,000 and consisted primarily of $229,000 in net proceeds from the exercise of stock options, partially offset by $183,000 in principal repayments related to our equipment debt financing.

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

Contractual Obligations

Our contractual obligations as of December 31, 2005 are described in our Annual Report on Form 10-K.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, including the net proceeds of approximately $35.3 million from our IPO, including partial exercise by the underwriters of the over-allotment option, and funding by McNeil of its share of ICA-17043 development costs, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 18 months. Our future capital requirements will depend on many factors, including:

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of fiscal 2006 did not impact our financial condition or results of operations.

In December 2004, the FASB issued Statement 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

We adopted this standard as of the beginning of our first quarter of fiscal 2006 using the modified prospective method. See “Note 2 – Stock-Based Compensation” to our condensed financial statements included elsewhere in this Form 10-Q for a discussion regarding the impact of the adoption of Statement 123(R).

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

RISKS RELATED TO OUR FINANCIAL RESULTS AND NEED FOR ADDITIONAL FINANCING

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of March 31, 2006, we had an accumulated deficit of $82.7 million. We have incurred losses in each year since our inception in 1992. Our net losses were $6.7 million for the three months ended March 31, 2006, $20.2 million in 2005, $16.7 million in 2004 and $14.2 million in 2003. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. We rely on Quintiles Transnational Corp. for the performance of most of our clinical trials. One of our directors, Dr. Dennis B. Gillings, is executive chairman and chief executive officer of Quintiles Transnational Corp., and PharmaBio Development Inc., the holder of 3.9% of our outstanding capital stock, is a wholly owned subsidiary of Quintiles Transnational Corp.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider retaining Dr. P. Kay Wagoner, our president and chief executive officer, to be key to our efforts to develop and commercialize our product candidates. All of our employees, other than Dr. Wagoner, Dr. Richard D. Katz and Mr. Edward P. Gray, are at will employees and can terminate their employment at any time. Our employment agreements with Dr. Wagoner, Dr. Katz and Mr. Gray are terminable by them on short notice. Dr. J. Heyward Hull III will retire from his position of senior vice president, development and regulatory affairs on May 17, 2006 and will continue part-time employment with Icagen as our principal clinical research scientist.

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

As of April 30, 2006, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 43.5% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2006, we had 22,172,068 shares of common stock outstanding. Substantially all of these shares may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 14,800,000 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, in the first quarter of 2006.

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

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through March 31, 2006, we used approximately $25.0 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses, with the remaining $10.3 million in proceeds invested in short-term investment-grade securities and money market accounts. Of the approximately $35.3 million, we have paid approximately $6.2 million to Quintiles Transnational Corp. One of our directors, Dr. Dennis B. Gillings, is executive chairman and chief executive officer of Quintiles. Other than these payments, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the first quarter of 2006, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

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
Richard D. Katz, M.D.
Senior Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: May 11, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan.

10.2	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.