Form 10-Q
period 2006-06-30
ICAGEN INC
filed 2006-08-11
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

As of July 31, 2006, there were outstanding 22,254,313 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS - UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,296	$47,763
Accounts receivable	431	301
Prepaid expenses and other	1,472	1,027

Total current assets	37,199	49,091

Non-current assets:
Property and equipment, net	1,769	2,130
Technology license and related costs, net of accumulated amortization of $612 and $520 as of June 30, 2006 and December 31, 2005, respectively	2,276	2,368
Deposits and other	1,014	804

Total assets	$42,258	$54,393

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,939	$2,108
Accrued expenses	2,514	2,848
Current portion of deferred revenue	996	1,086
Current portion of equipment debt	643	655

Total current liabilities	7,092	6,697
Deferred revenue, less current portion	12,011	12,510
Equipment debt financing, less current portion	906	1,194

Total liabilities	20,009	20,401
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value; 90,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively; 22,248,393 and 21,991,491 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	22	22
Additional paid-in capital	111,253	112,883
Deferred compensation	—	(2,981)
Accumulated deficit	(89,026)	(75,932)

Total stockholders’ equity	22,249	33,992

Total liabilities and stockholders’ equity	$42,258	$54,393

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Collaborative research and development revenues:
Research and development fees (including related party research fees from Abbott Laboratories of $0, $692, $0 and $1,384 for the periods presented, respectively)	$492	$1,095	$960	$2,169
Reimbursed research and development costs	2,147	643	3,561	1,592

Total collaborative research and development revenues	2,639	1,738	4,521	3,761
Operating expenses:
Research and development (including related party expenses to Quintiles Transnational Corp. of $2,246, $907, $3,835 and $2,795 for the periods presented, respectively)	7,701	5,943	15,192	12,471
General and administrative	1,682	1,024	3,238	2,067

Total operating expenses	9,383	6,967	18,430	14,538

Loss from operations	(6,744)	(5,229)	(13,909)	(10,777)
Other income (expense):
Interest income	456	406	932	677
Interest expense	(57)	(39)	(117)	(80)
Other	—	7	—	14

Total other income, net	399	374	815	611

Loss before income taxes	(6,345)	(4,855)	(13,094)	(10,166)
Income taxes	—	—	—	—

Net loss	$(6,345)	$(4,855)	$(13,094)	$(10,166)

Net loss per share – basic and diluted	$(0.29)	$(0.22)	$(0.59)	$(0.58)

Weighted average common shares outstanding - basic and diluted	22,192,838	21,703,512	22,142,942	17,419,870

Pro forma net loss per share assuming conversion of preferred stock – basic and diluted				$(0.49)

Pro forma weighted average common shares outstanding – basic and diluted				20,548,550

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(13,094)	$(10,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	458	530
Amortization of technology licenses and related costs	92	91
Stock-based compensation	1,049	702
Loss on disposal of equipment	17	—
Changes in operating assets and liabilities:
Accounts receivable	(130)	502
Prepaid expenses and other current and non-current assets	(655)	1,014
Accounts payable and accrued expenses	497	(525)
Deferred revenue	(589)	193

Net cash used in operating activities	(12,355)	(7,659)

Investing activities
Acquisition of property and equipment	(114)	(498)
Acquisition of technology licenses and related costs	—	(20)

Net cash used in investing activities	(114)	(518)

Financing activities
Proceeds from sale of common stock, net of issuance costs	—	35,345
Proceeds from equipment debt financing	61	256
Payments on equipment debt financing	(361)	(364)
Proceeds from exercise of stock options	302	40

Net cash provided by financing activities	2	35,277

(Decrease) increase in cash and cash equivalents	(12,467)	27,100
Cash and cash equivalents at beginning of period	47,763	30,217

Cash and cash equivalents at end of period	$35,296	$57,317

Supplemental disclosure of cash flow information
Cash paid for interest	$114	$95

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

June 30, 2006

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

In connection with the Company’s research and development collaborations with the McNeil Pediatrics Division (formerly the McNeil Consumer & Specialty Division) of McNeil-PPC, Inc. (“McNeil”), a subsidiary of Johnson & Johnson, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd. (“Astellas”), and Abbott Laboratories (“Abbott”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaborations with Bristol-Myers Squibb, Astellas and Abbott, this period is the initial term of the research phase of the collaboration. The research phase of each of these collaborations has concluded. With respect to the Company’s collaboration with McNeil, this period is the estimated life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2019. Research and development services provided under some of the Company’s collaboration agreements are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreements with Bristol-Myers Squibb, Astellas and Abbott allowed for research term extensions, and each term extension provides or provided for additional research fees to be paid to the Company based on the level of effort and length of time associated with the services provided. Revenues are recognized from contract extensions as the extended services are performed.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of the Company’s assets and liabilities and are estimated using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Convertible preferred stock	—	—	—	3,128,680
Outstanding common stock options	3,688,217	3,629,022	3,678,467	3,587,056
Restricted stock units	188,241	—	157,388	—
Outstanding warrants	—	26,307	—	26,307

Total	3,876,458	3,655,329	3,835,855	6,742,043

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

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Historical:
Numerator:
Net loss	$(6,345)	$(4,855)	$(13,094)	$(10,166)

Denominator:
Weighted-average common shares outstanding – basic and diluted	22,192,838	21,703,512	22,142,942	17,419,870

Net loss per share – basic and diluted	$(0.29)	$(0.22)	$(0.59)	$(0.58)

Pro Forma:
Numerator:
Net loss, as reported				$(10,166)

Denominator:
Shares used above				17,419,870
Pro forma adjustments to reflect assumed conversion of Preferred Stock, on a weighted-average basis				3,128,680

Shares used to compute pro forma basic and diluted net loss per share				20,548,550

Pro forma net loss per share – basic and diluted				$(0.49)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company must presume that the positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability, or a combination of each. The Company must recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is met. The Company must de-recognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met. The Company may not use a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will evaluate the requirements of the interpretation to determine the impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of fiscal 2006 did not impact the Company’s financial condition or results of operations.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock price as well as an analysis of the volatility of the common stock prices of other comparable companies in the biotechnology industry. The Company uses historical data to estimate option exercises and forfeitures used in the model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company analyzed separate groups of employees with similar exercise behavior to determine the expected term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of June 30, 2006, the Company had 3,819,723 options outstanding with a weighted average exercise price of $3.54, and 204,032 restricted stock units outstanding. Remaining compensation expense as of June 30, 2006 to be recognized on these options and restricted stock units through June 2010 is approximately $3,922,000 and $960,000, respectively. The weighted-average period of time over which these costs will be recognized for stock options and restricted stock units is 1.4 and 2.0 years, respectively.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	3.7%	4.8%	3.5-3.7%
Expected volatility	60.0%	40.0%	60.0%	40.0%
Expected life (in years)	5.5	2.5	5.4	2.5
Estimated weighted average grant date fair value per share of options granted	$3.35	$1.93	$3.37	$2.15

As a result of adopting Statement 123(R), the Company’s loss before income taxes and net loss for the three and six months ended June 30, 2006 was $160,000 and $244,000 greater than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 would have been $0.01 lower for both periods if the Company had not adopted Statement 123(R). For the three and six months ended June 30, 2006, net cash used in operating activities and net cash provided by financing activities were unchanged since there were no excess tax benefits from equity-based compensation plans.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss, as reported	$(4,855)	$(10,166)
Add: stock-based compensation included in net loss	356	702
Deduct: stock-based compensation assuming Statement 123 fair value method was applied to all stock option awards	(412)	(777)

Pro forma net loss, as required by Statement 123	$(4,911)	$(10,241)

Basic and diluted net loss per share, as reported	$(0.22)	$(0.58)

Pro forma basic and diluted net loss per share, as required by Statement 123	$(0.23)	$(0.59)

The following table summarizes stock options and restricted stock units outstanding as of June 30, 2006, as well as activity during the three and six months then ended:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding
Balance at December 31, 2005	2,496,883	3,680,775	$3.12	37,407
Authorized	—	—	—	—
Granted	(288,676)	140,701	6.24	147,975
Exercised	—	(167,049)	1.36	—
Forfeited	1,862	(1,862)	4.60	—

Balance at March 31, 2006	2,210,069	3,652,565	3.32	185,382
Authorized	—	—	—	—
Granted	(292,250)	272,250	5.80	20,000
Exercised	—	(89,853)	0.83	—
Forfeited	16,589	(15,239)	5.26	(1,350)

Balance at June 30, 2006	1,934,408	3,819,723	$3.54	204,032

Selected information regarding stock options as of June 30, 2006 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.23 – $0.34	137,061	1.5	$0.31	137,061	$0.31
0.50 – 0.75	638,033	3.9	0.63	638,033	0.63
2.00 – 2.25	1,391,715	6.1	2.14	1,228,996	2.12
2.50 – 5.00	379,596	7.8	4.97	186,099	4.93
5.01 – 6.50	826,373	9.2	6.08	169,649	6.26
6.51 – 8.00	395,807	9.0	6.98	96,049	6.94
8.01 – 9.12	51,138	9.2	8.78	9,994	8.79

$0.23 – $9.12	3,819,723	6.7	$3.54	2,465,881	$2.34

At June 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $6,782,000 and $6,383,000, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2006 and 2005 was $470,000, $1,430,000, $875,000 and $887,000, respectively.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and medical capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•	ICA-17043 for sickle cell disease. We initiated a Phase III clinical trial of ICA-17043 in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with the McNeil Pediatrics Division (formerly the McNeil Consumer & Specialty Pharmaceuticals Division) of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson, relating to the development and commercialization of ICA-17043;

•	lead compounds for epilepsy and neuropathic pain, for which we are conducting preclinical studies;

•	a compound for atrial fibrillation, for which our collaborator Bristol-Myers Squibb Company is conducting preclinical studies; and

•	lead compounds for dementia, including Alzheimer’s disease, for which our collaborator Astellas Pharma, Inc., formerly Yamanouchi Pharmaceuticals, Ltd., is conducting preclinical studies, and lead compounds for attention deficit/hyperactivity disorder, or ADHD, which were derived from the collaboration and for which we are conducting preclinical studies.

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

Since our inception, we have incurred substantial losses and, as of June 30, 2006, we had an accumulated deficit of $89.0 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

Recent Developments

We recently reported that following a planned interim safety, efficacy and futility analysis by an independent Data Monitoring Committee, or DMC, of our Phase III trial of ICA-17043 for the treatment of sickle cell disease, the DMC recommended that enrollment continue for patients on concurrent hydroxyurea therapy. For currently enrolled patients not on hydroxyurea, the DMC recommended that the study drug be discontinued and that patients proceed to the end of study follow-up period. This recommendation by the DMC was made after the analysis of efficacy, safety and futility. The DMC noted further that there were no specific safety issues identified. Finally, the DMC has requested additional data and will reconvene when these are available.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accrued expenses, research and development, stock-based compensation and accounting for income taxes. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, or SEC, on March 15, 2006.

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

Results of Operations

Comparison of Three Months Ended June 30, 2006 and June 30, 2005

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $901,000, or 52%, to $2.6 million for the three months ended June 30, 2006 from $1.7 million for the three months ended June 30, 2005. This increase reflects an increase of approximately $1.6 million in connection with our collaboration with McNeil for the further clinical development of ICA-17043, partially offset by a decrease of $692,000 in connection with our collaboration with Abbott which concluded on December 31, 2005.

Research and Development Expense

Research and development expense increased by $1.8 million, or 30%, to $7.7 million for the three months ended June 30, 2006 from $5.9 million for the three months ended June 30, 2005. The increase was due primarily to an increase of $2.2 million related to the development of ICA-17043 for the treatment of sickle cell disease, partially offset by a decrease of

$236,000 in expenses associated with our epilepsy and neuropathic pain program, a decrease of $118,000 in lab supplies expense, a decrease of $110,000 in patent expense and a decrease of $106,000 in outsourced chemistry expense.

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

	Three months ended June 30,		Cumulative from Inception
Development Program	2006	2005
	(in thousands)
ICA-17043	$3,760	$1,535	$33,554
Lead compounds for epilepsy and neuropathic pain	439	675	9,347

Total	$4,199	$2,210	$42,901

General and Administrative Expense

General and administrative expense increased by $658,000, or 64%, to $1.7 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. The increase was due primarily to an increase of $177,000 in pre-commercialization expense related to ICA-17043, an increase of $156,000 in equity compensation expense due to the adoption of Statement 123(R) during the first quarter of 2006, an increase of $128,000 in salary and benefits due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees, an increase of $102,000 in consulting and professional services expense, and an increase in the aggregate of $97,000 related to increases in auditing fees and taxes.

Interest Income and Interest Expense

Interest income increased $50,000, or 12%, to $456,000 for the three months ended June 30, 2006, from $406,000 for the three months ended June 30, 2005. The increase in interest income was attributable to increased interest rates.

Interest expense increased $18,000, or 46%, to $57,000 for the three months ended June 30, 2006 from $39,000 for the three months ended June 30, 2005. The increase in interest expense was attributable to increased average borrowings under our equipment debt financing and increased interest rates.

Comparison of Six Months Ended June 30, 2006 and June 30, 2005

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $760,000, or 20%, to $4.5 million for the six months ended June 30, 2006 from $3.8 million for the six months ended June 30, 2005. This increase reflects an increase of approximately $2.1 million in connection with our collaboration with McNeil for the further clinical development of ICA-17043, partially offset by a decrease of $1.4 million in connection with our collaboration with Abbott which concluded on December 31, 2005.

Research and Development Expense

Research and development expense increased by $2.7 million, or 22%, to $15.2 million for the six months ended June 30, 2006 from $12.5 million for the six months ended June 30, 2005. The increase was due primarily to an increase of $3.2 million related to the development of ICA-17043 for the treatment of sickle cell disease and an increase of $137,000 in salary and benefits expense due to normal annual increases in salary and benefits for existing employees and the addition of new employees, partially offset by a decrease of $465,000 in expenses associated with our epilepsy and neuropathic pain program and a decrease of $142,000 in patent expense.

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

	Six months ended June 30,		Cumulative from Inception
Development Program	2006	2005
	(in thousands)
ICA-17043	$6,818	$3,605	$33,554
Lead compounds for epilepsy and neuropathic pain	1,365	1,830	9,347

Total	$8,183	$5,435	$42,901

General and Administrative Expense

General and administrative expense increased by $1.2 million, or 57%, to $3.2 million for the six months ended June 30, 2006 from $2.1 million for the six months ended June 30, 2005. The increase was due primarily to an increase of $292,000 in equity compensation expense due to the adoption of Statement 123(R) during the first quarter of 2006, an increase of $206,000 in salary and benefits due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees, an increase of $195,000 in pre-commercialization expense related to ICA-17043, an increase of $172,000 in legal expenses, and an increase in the aggregate of $269,000 related to increases in consulting and professional services expense, taxes, travel expenses, recruiting expenses and insurance costs.

Interest Income and Interest Expense

Interest income increased $255,000, or 38%, to $932,000 for the six months ended June 30, 2006 from $677,000 for the six months ended June 30, 2005. The increase in interest income was attributable to increased interest rates.

Interest expense increased $37,000, or 46%, to $117,000 for the six months ended June 30, 2006 from $80,000 for the six months ended June 30, 2005. The increase in interest expense was attributable to increased average borrowings under our equipment debt financing and increased interest rates.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with McNeil, Bristol-Myers Squibb, Astellas and Abbott, proceeds from equipment debt financing and interest income. At June 30, 2006, our cash and cash equivalents were $35.3 million as compared to $47.8 million at December 31, 2005. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Cash Flows

Net cash used in operating activities was $12.4 million for the six months ended June 30, 2006. This reflects a net loss of approximately $13.1 million, an increase of approximately $655,000 in prepaid expenses and other current and non-current assets, a decrease of approximately $589,000 in deferred revenue and an increase of approximately $130,000 in accounts receivable. These amounts were partially offset by $1.0 million of non-cash expenses related to equity compensation, an increase of $497,000 in accounts payable and accrued expenses and $458,000 of non-cash expenses for depreciation and amortization of property and equipment.

Net cash used in investing activities in the six months ended June 30, 2006 was $114,000, consisting of the purchase of property and equipment.

Net cash generated by financing activities during the six months ended June 30, 2006 was $2,000 and consisted of $302,000 in net proceeds from the exercise of stock options and $61,000 in proceeds from equipment debt financing, partially offset by $361,000 in principal repayments related to our equipment debt financing.

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

Net cash generated by financing activities during the six months ended June 30, 2005 was $35.3 million and consisted primarily of $35.3 million in net proceeds from our initial public offering, or IPO, and $256,000 in proceeds from equipment debt financing, partially offset by $364,000 in principal repayments related to our equipment debt financing.

Contractual Obligations

Our contractual obligations as of December 31, 2005 are described in our Annual Report on Form 10-K.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, including the net proceeds of approximately $35.3 million from our IPO, including partial exercise by the underwriters of the over-allotment option, and funding by McNeil of its share of ICA-17043 development costs, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 15 months. Our future capital requirements will depend on many factors, including:

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

We do not anticipate that we will generate product revenue before 2009 at the earliest. In addition, the results of the recent interim analysis of our Phase III trial of ICA-17043 may result in the need to enroll more patients into the study, may otherwise extend the timeline for completion of the study and may result in the need for additional studies, which would increase the associated expenses. Any such action would extend the timeline to generation of product revenues. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for funding by McNeil of its share of ICA-17043 development costs, we do not currently have any commitments for future external funding.

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all. In particular, the results of the recent interim analysis may adversely affect our ability to raise capital on acceptable terms. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.

We filed a universal shelf registration statement on Form S-3 with the SEC on May 10, 2006 for the proposed offering from time to time of up to an aggregate of $75 million of shares of our common stock, shares of preferred stock, debt securities and warrants to purchase common stock, preferred stock or debt securities. We have no immediate plans to sell any securities under this registration statement; however, we may issue securities from time to time on terms and conditions that will be determined at such time depending primarily on the market price of our common stock, the interest in our company by institutional or other investors and our cash needs.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we must presume that the positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability, or a combination of each. We must recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is met. We must de-recognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met. We may not use a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will evaluate the requirements of the interpretation to determine the impact on our financial position and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of fiscal 2006 did not impact our financial condition or results of operations.

In December 2004, the FASB issued Statement 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes six revised risk factors (“We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.”; “We depend heavily on the success of our most advanced internal product candidates, ICA-17043 for sickle cell disease and lead compounds for epilepsy and neuropathic pain, which are still under development. If we are unable to commercialize either or both of these product candidates, or experience significant delays in doing so, our business will be materially harmed.”; “We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans.”; “The success of ICA-17043 depends heavily on our collaboration with McNeil, which was established in June 2004 and involves a complex sharing of control over decisions, responsibilities and costs and benefits. Any loss of McNeil as a collaborator, or adverse development in the collaboration, would materially harm our business.”; “If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.”; and “A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

RISKS RELATED TO OUR FINANCIAL RESULTS AND NEED FOR ADDITIONAL FINANCING

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of June 30, 2006, we had an accumulated deficit of $89.0 million. We have incurred losses in each year since our inception in 1992. Our net losses were $13.1 million for the six months ended June 30, 2006, $20.2 million in 2005, $16.7 million in 2004 and $14.2 million in 2003. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our IPO and funding by McNeil of its share of ICA-17043 development costs will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 15 months. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue shares of our common stock, shares of preferred stock, debt securities and warrants to purchase common stock, preferred stock or debt securities for an aggregate initial offering price of up to $75 million. We may sell securities from time to time in one or more offerings in amounts, at prices and on terms that we will determine at the time of the offering. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced internal product candidates, ICA-17043 for sickle cell disease and our lead compounds for the treatment of epilepsy and neuropathic pain. Our ability to generate product revenues, which we do not expect in any case will occur earlier than 2009, will depend heavily on the successful development and commercialization of these product candidates, particularly ICA-17043. The commercial success of these product candidates will depend on several factors, including the following:

•	successful completion of clinical trials;

•	receipt of marketing approvals from the United States Food and Drug Administration, or FDA, and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third-party payors.

We initiated a Phase III clinical trial of ICA-17043 for the chronic treatment of sickle cell disease in the first quarter of 2005. This clinical trial may not be successful. We recently reported that following a planned interim safety, efficacy and futility analysis by the DMC, the DMC recommended that enrollment continue for patients on concurrent hydroxyurea therapy. For currently enrolled patients not on hydroxyurea, the DMC recommended that the study drug be discontinued and that patients proceed to the end of study follow-up period. This recommendation by the DMC was made after the analysis of efficacy, safety and futility. The DMC noted further that there were no specific safety issues identified. Finally, the DMC has requested additional data and will reconvene when these are available. The DMC may recommend additional protocol changes or stopping the clinical trial entirely.

It is also possible that the FDA could require us to perform additional studies of ICA-17043, including additional Phase III clinical trials, particularly because of the protocol modification recommended by the DMC. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, even if we achieve favorable results in the Phase III clinical trial of ICA-17043 which we are conducting, the FDA may require that we conduct a second Phase III clinical trial if the FDA does not find the results to be sufficiently persuasive. In addition, the results of our Phase II clinical trial are not necessarily indicative of the results we will obtain in our Phase III or other subsequent clinical trials, particularly because the primary clinical endpoints of these trials are not the same.

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

In our Phase II clinical trial of ICA-17043 for sickle cell anemia, the only adverse events that were dose-related and occurred more frequently in the active treatment arms than in the placebo arm were diarrhea and nausea. No patients elected to discontinue treatment with ICA-17043 prematurely as a result of these events. During the open label extension study to the Phase II clinical trial, the only adverse events that occurred in two or more patients considered possibly related to study medication were gamma glutamyl transferase, or GGT, elevation, rash and headache. Only two patients discontinued participation in the open label extension study as a result of adverse events that were considered possibly or probably related to study medication, one following a reversible increase in the level of GGT and another following a diagnosis of interstitial nephritis.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether planned clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. For example, in our Phase III trial of ICA-17043, the DMC recently recommended a modification to the protocol, as described above. This protocol modification may extend the timeline for completion of the study and may result in the need for additional studies. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

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

We are a party to a number of license agreements. We consider only our license with Children’s Medical Center Corporation, or CMCC, to be material to our business. We expect to enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

We do not have a sales organization and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Currently, we plan to build a focused specialty sales and marketing infrastructure to market or copromote some of our product candidates if and when they are approved. There are risks involved with establishing our own sales and marketing capabilities, as well as in entering into arrangements with third parties to perform these services. For example, developing a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed as a result of FDA requirements or other reasons, we would incur related expenses too early relative to the product launch. This may be costly, and our investment would be lost if we cannot retain our sales and marketing personnel. In addition, marketing and promotion arrangements in the pharmaceutical industry are heavily regulated, and many marketing and promotional practices that are common in other industries are prohibited or restricted. These restrictions are often ambiguous and subject to conflicting interpretations, but carry severe administrative, civil, and criminal penalties for noncompliance. It may be costly to implement internal controls to facilitate compliance by our sales and marketing personnel.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider retaining Dr. P. Kay Wagoner, our president and chief executive officer, to be key to our efforts to develop and commercialize our product candidates. All of our employees, other than Dr. Wagoner, Dr. Richard D. Katz, Dr. Seth V. Hetherington, and Mr. Edward P. Gray, are at will employees and can terminate their employment at any time. Our employment agreements with Dr. Wagoner, Dr. Katz, Dr. Hetherington, and Mr. Gray are terminable by them on short notice.

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

As of July 31, 2006, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 42.7% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2006, we had 22,254,313 shares of common stock outstanding. Substantially all of these shares may be resold in the public market at any time. Additionally, we filed a universal shelf registration statement on Form S-3 with the SEC on May 10, 2006 for the proposed offering from time to time of up to an aggregate of $75 million of shares of our common stock, shares of preferred stock, debt securities and warrants to purchase common stock, preferred stock or debt securities. We have no immediate plans to sell any securities under this registration statement; however, we may issue securities from time to time on terms and conditions that will be determined at such time depending primarily on the market price of our common stock, the interest in our company by institutional and other investors and our cash needs. Moreover, holders of an aggregate of approximately 14,800,000 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, in the second quarter of 2006.

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

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through June 30, 2006, we used approximately $31.0 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses, with the remaining $4.3 million in proceeds invested in short-term investment-grade securities and money market accounts. Of the approximately $35.3 million, we have paid approximately $8.1 million to Quintiles Transnational Corp. One of our directors, Dr. Dennis B. Gillings, is executive chairman and chief executive officer of Quintiles. Other than these payments, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

At the time of the IPO, we had expected to use approximately $25 million of the proceeds for ICA-17043 and approximately $9.6 million of the proceeds for ICA-69673. To date we have used approximately $16 million of the proceeds for ICA-17043 and approximately $4 million of the proceeds for lead compounds for epilepsy and neuropathic pain.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the second quarter of 2006, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2006, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1.	Election of one Class II director for the next three years (there were no abstentions or broker non-votes in connection with the election of directors):

	For:	Withheld:
Charles A. Sanders, M.D	13,876,990	37,796

In addition to the director listed above who was elected at the meeting, the terms of the following directors continued after the meeting: Anthony B. Evnin, Ph.D., Dennis Gillings, CBE, Ph.D., André L. Lamotte, Sc.D., Richard G. Morrison, Ph.D., Martin A. Simonetti, and P. Kay Wagoner, Ph.D.

2.	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006:

For:	Against:	Abstain:	Broker Non-Votes
13,843,698	54,953	16,134	N/A

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

Date: August 11, 2006

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