Form 10-Q
period 2006-09-30
ICAGEN INC
filed 2006-11-14
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

As of October 31, 2006, there were outstanding 22,312,266 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,777	$47,763
Accounts receivable	233	301
Prepaid expenses and other	1,354	1,027

Total current assets	31,364	49,091
Non-current assets:
Property and equipment, net	1,722	2,130
Technology license and related costs, net of accumulated amortization of $659 and $520 as of September 30, 2006 and December 31, 2005, respectively	2,229	2,368
Deposits and other	1,015	804

Total assets	$36,330	$54,393

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,084	$2,108
Accrued expenses	2,601	2,848
Current portion of deferred revenue	996	1,086
Current portion of equipment debt	665	655

Total current liabilities	6,346	6,697
Deferred revenue, less current portion	11,762	12,510
Equipment debt financing, less current portion	908	1,194

Total liabilities	19,016	20,401
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value; 90,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; 22,312,266 and 21,991,491 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	22	22
Additional paid-in capital	111,785	112,883
Deferred compensation	—	(2,981)
Accumulated deficit	(94,493)	(75,932)

Total stockholders’ equity	17,314	33,992

Total liabilities and stockholders’ equity	$36,330	$54,393

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Collaborative research and development revenues:
Research and development fees (including related party research fees from Abbott Laboratories of $0, $692, $0 and $2,076, for the periods presented, respectively)	$505	$1,149	$1,465	$3,318
Reimbursed research and development costs	1,652	1,165	5,213	2,757

Total collaborative research and development revenues	2,157	2,314	6,678	6,075
Operating expenses:
Research and development (including related party expenses to Quintiles Transnational Corp. of $2,156, $1,062, $5,991 and $3,857 for the periods presented, respectively)	6,780	6,253	21,972	18,724
General and administrative	1,217	1,265	4,455	3,332

Total operating expenses	7,997	7,518	26,427	22,056

Loss from operations	(5,840)	(5,204)	(19,749)	(15,981)
Other income (expense):
Interest income	422	453	1,354	1,130
Interest expense	(49)	(41)	(166)	(121)
Other	—	2	—	16

Total other income, net	373	414	1,188	1,025

Loss before income taxes	(5,467)	(4,790)	(18,561)	(14,956)
Income taxes	—	—	—	—

Net loss	$(5,467)	$(4,790)	$(18,561)	$(14,956)

Net loss per share – basic and diluted	$(0.25)	$(0.22)	$(0.84)	$(0.79)

Weighted average common shares outstanding – basic and diluted	22,277,996	21,772,101	22,188,454	18,870,614

Pro forma net loss per share assuming conversion of preferred stock – basic and diluted				$(0.71)

Pro forma weighted average common shares outstanding - basic and diluted				20,956,401

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(18,561)	$(14,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	680	818
Amortization of technology licenses and related costs	139	137
Stock-based compensation	1,548	1,045
Loss on disposal of equipment	24	—
Changes in operating assets and liabilities:
Accounts receivable	68	323
Prepaid expenses and other current and non-current assets	(538)	1,188
Accounts payable and accrued expenses	(271)	(1,424)
Deferred revenue	(838)	(55)

Net cash used in operating activities	(17,749)	(12,924)

Investing activities
Acquisition of property and equipment	(296)	(658)
Acquisition of technology licenses and related costs	—	(20)

Net cash used in investing activities	(296)	(678)

Financing activities
Proceeds from sale of common stock, net of issuance costs	—	35,345
Proceeds from equipment debt financing	272	595
Payments on equipment debt financing	(548)	(533)
Proceeds from exercise of stock options	335	218

Net cash provided by financing activities	59	35,625

(Decrease) increase in cash and cash equivalents	(17,986)	22,023
Cash and cash equivalents at beginning of period	47,763	30,217

Cash and cash equivalents at end of period	$29,777	$52,240

Supplemental disclosure of cash flow information
Cash paid for interest	$162	$128
Equipment acquired through debt financing	$—	$635

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

September 30, 2006

(unaudited)

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs. The Company’s four most advanced programs are for the treatment of sickle cell disease; epilepsy and neuropathic pain; atrial fibrillation; and dementia, including Alzheimer’s disease, and sleep disorders and/or attention deficit / hyperactivity disorder. The Company is also conducting ongoing drug discovery programs focused on new therapeutics for pain disorders, inflammatory disorders and glaucoma.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Outstanding common stock options	3,868,453	3,730,511	3,742,522	3,635,462
Restricted stock units	203,459	—	172,914	—
Outstanding warrants	—	26,307	—	26,307

Total	4,071,912	3,756,818	3,915,436	3,661,769

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

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Historical:
Numerator:
Net loss	$(5,467)	$(4,790)	$(18,561)	$(14,956)

Denominator:
Weighted-average common shares outstanding – basic and diluted	22,277,996	21,772,101	22,188,454	18,870,614

Net loss per share – basic and diluted	$(0.25)	$(0.22)	$(0.84)	$(0.79)

Pro Forma:
Numerator:
Net loss, as reported				$(14,956)

Denominator:
Shares used above				18,870,614
Pro forma adjustments to reflect assumed conversion of Preferred Stock, on a weighted-average basis				2,085,787

Shares used to compute pro forma basic and diluted net loss per share				20,956,401

Pro forma net loss per share – basic and diluted				$(0.71)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for years ending on or after November 15, 2006. The Company does not believe that the adoption of SAB 108 will have a material effect on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company must presume that the positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability, or a combination of each. The Company must recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is met. The Company must de-recognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met. The Company may not use a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of the provisions of FIN 48.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock price and the volatility of the common stock prices of other comparable companies in the biotechnology industry. The Company uses historical data to estimate option exercises and forfeitures used in the model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company analyzed separate groups of employees with similar exercise behavior to determine the expected term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 30, 2006, the Company had 4,937,661 options outstanding with a weighted average exercise price of $2.26, and 202,932 restricted stock units outstanding with a weighted average grant-date fair value of $6.25. Remaining compensation expense as of September 30, 2006 to be recognized on these options and restricted stock units through September 2010 is approximately $4.3 million and $884,000, respectively. The weighted-average period of time over which these costs will be recognized for stock options and restricted stock units is 1.1 and 3.2 years, respectively.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	4.0%	3.5-4.9%	3.5-4.0%
Expected volatility	60.0%	40.0%	60.0%	40.0%
Expected life (in years)	4.8	2.5	4.8	2.5
Estimated weighted average fair value per share of options granted	$1.18	$2.35	$1.30	$2.18

As a result of adopting Statement 123(R), the Company’s loss before income taxes and net loss for the three and nine months ended September 30, 2006 was $79,000 and $321,000 greater than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 would have been $0.01 and $0.02 lower for each period, respectively, if the Company had not adopted Statement 123(R). For the three and nine months ended September 30, 2006, net cash used in operating activities and net cash provided by financing activities were unchanged since there were no excess tax benefits from equity-based compensation plans.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net loss, as reported	$(4,790)	$(14,956)
Add: stock-based compensation included in net loss	343	1,045
Deduct: stock-based compensation assuming Statement 123 fair value method was applied to all stock option awards	(428)	(1,205)

Pro forma net loss, as required by Statement 123	$(4,875)	$(15,116)

Basic and diluted net loss per share, as reported	$(0.22)	$(0.79)

Pro forma basic and diluted net loss per share, as required by Statement 123	$(0.22)	$(0.80)

On September 27, 2006, the Compensation Committee of the Board of Directors approved an employee retention program with the objective of revitalizing the incentive value of the stock options held by the Company’s employees. The employee retention program was comprised of two components: stock option grants to Company employees holding outstanding stock options having an exercise price of $2.00 or greater (the “Retention Grant Program”), and offers to eligible Company management employees, whereby such employees could surrender certain outstanding stock options (the “Old Options”) issued under the Company’s 2004 Stock Incentive Plan (the “Stock Plan”) in exchange for a reduced number of new options (the “New Options”) (the “Option Exchange Program”).

Pursuant to the Retention Grant Program, the Company granted to substantially all employees, including the Company’s executive officers, additional stock options for common stock equivalent to two shares of common stock for every three shares of common stock covered by certain outstanding options having an exercise price of $2.00 or greater, with the number of shares issuable upon exercise of each new option rounded to the nearest share. The new options were granted at the exercise price of $0.87, equal to the closing price of the Company’s common stock on The Nasdaq Global Market on September 27, 2006, the date on which the options were granted.

Pursuant to the Option Exchange Program, the Company offered each eligible management employee, including the Company’s executive officers, the opportunity to exchange Old Options for New Options at a rate of two shares of common stock for every three shares issuable upon the exercise of an Old Option, rounded to the nearest share. Old Options eligible for the Option Exchange Program were excluded from the Retention Grant Program. The Company granted New Options at the exercise price of $0.90, equal to the closing price of the Company’s common stock on The Nasdaq Global Market on September 28, 2006, the date on which the eligible management employees elected to exchange their options and the New Options were granted.

Pursuant to the Retention Grant Program and the Option Exchange Program, the Compensation Committee authorized the grant of stock options for the purchase of up to approximately 1,800,000 shares of the Company’s common stock. After giving effect to the cancellation of certain stock options held by management employees for the purchase of approximately 650,000 shares of common stock pursuant to the Option Exchange Program, shares of the Company’s common stock issuable pursuant to stock options increased by approximately 1,150,000 shares as a result of these programs.

All options granted pursuant to the Retention Grant Program and the Option Exchange Program were granted pursuant to the terms of the Stock Plan, with each option vesting as to 25% of the shares covered thereby on the date that is six months after the grant date; an additional 25% of the shares on the date that is twelve months after the grant date; an additional 17% of the shares on the date that is eighteen months after the grant date; an additional 17% of the shares covered thereby on the date that is twenty-four months after the grant date; and the remaining 16% of the shares on the date that is thirty months after the grant date. The following table summarizes stock options and restricted stock units outstanding as of September 30, 2006, as well as activity during the three and nine months then ended.

The awards granted under the Option Exchange Program were accounted for as new awards under Statement 123(R). The awards granted under the Retention Grant Program were accounted for as modifications under Statement 123(R) resulting in an incremental compensation cost of $147,000 which will be amortized to expense over the vesting period described above.

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Market Value
Balance at December 31, 2005	2,496,883	3,680,775	$3.12	37,407	$6.45
Authorized	—	—	—	—	—
Granted	(288,676)	140,701	6.24	147,975	6.30
Exercised	—	(167,049)	1.36	—	—
Forfeited	1,862	(1,862)	4.60	—	—

Balance at March 31, 2006	2,210,069	3,652,565	3.32	185,382	6.33
Authorized	—	—	—	—	—
Granted	(292,250)	272,250	5.80	20,000	5.50
Exercised	—	(89,853)	0.83	—	—
Forfeited	16,589	(15,239)	5.26	(1,350)	6.30

Balance at June 30, 2006	1,934,408	3,819,723	3.54	204,032	6.25
Authorized	—	—	—	—	—
Granted	(1,852,499)	1,852,499	.97	—	—
Exercised	—	(63,873)	.52	—	—
Forfeited	671,788	(670,688)	6.14	(1,100)	6.30

Balance at September 30, 2006	753,697	4,937,661	$2.26	202,932	$6.25

Selected information regarding stock options as of September 30, 2006 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.23 – $0.34	94,648	1.4	$0.33	94,648	$0.33
0.50 – 0.75	621,973	3.7	0.63	621,973	0.63
0.76 – 2.25	3,178,681	8.2	1.42	1,260,991	2.12
2.26 – 5.00	419,742	7.8	4.91	213,007	4.94
5.01 – 6.50	413,994	8.4	6.28	174,139	6.30
6.51 – 8.00	157,485	8.8	7.18	47,089	7.14
8.01 – 9.12	51,138	8.9	8.78	13,192	8.79

$0.23 – $9.12	4,937,661	7.5	$2.26	2,425,039	$2.35

At September 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $316,000 and $239,000, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 and 2005 was $83,000, $1,513,000, $1,082,000 and $1,968,000, respectively. The aggregate intrinsic value of restricted units outstanding was $187,000 at September 30, 2006. No restricted stock units vested during the three and nine months ended September 30, 2006.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and medical capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•	senicapoc (ICA-17043) for sickle cell disease. We initiated a Phase III clinical trial of senicapoc in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with the McNeil Pediatrics Division (formerly the McNeil Consumer & Specialty Pharmaceuticals Division) of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson, relating to the development and commercialization of senicapoc;

•	lead compounds for epilepsy and neuropathic pain, for which we are conducting preclinical studies;

•	a compound for atrial fibrillation, for which our collaborator Bristol-Myers Squibb Company is conducting preclinical studies; and

•	lead compounds for dementia, including Alzheimer’s disease, for which our collaborator Astellas Pharma, Inc., formerly Yamanouchi Pharmaceuticals, Ltd., is conducting preclinical studies, and lead compounds for sleep disorders and/or attention deficit/hyperactivity disorder, or ADHD, which were derived from the collaboration and for which we are conducting preclinical studies.

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

Since our inception, we have incurred substantial losses and, as of September 30, 2006, we had an accumulated deficit of $94.5 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

A substantial portion of our revenue for at least the next several years will depend on our achieving development and regulatory milestones in our existing collaborative research and development programs and entering into new collaborations. Our revenue may vary substantially from quarter to quarter and year to year. Our operating expenses may also vary substantially from quarter to quarter and year to year based on the timing of clinical trial patient enrollment and our research activities. In particular, as we advance senicapoc in collaboration with McNeil and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain, we expect that our research and development expenses will increase significantly. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied on as indicative of our future performance.

Recent Developments

As previously reported, during August 2006, we reported that following a planned interim safety, efficacy and futility analysis by an independent Data Monitoring Committee, or DMC, of our Phase III trial of senicapoc, the DMC recommended that enrollment continue for patients on concurrent hydroxyurea therapy. For currently enrolled patients not on hydroxyurea, the DMC recommended that the study drug be discontinued and that patients proceed to the end of study follow-up period. This recommendation by the DMC was made after an analysis of efficacy, safety and futility. The DMC noted further that there were no specific safety issues identified. The DMC subsequently conducted a follow-up review of updated data on patients on background hydroxyurea therapy and did not recommend any further changes to the protocol.

Following the recommendation of the DMC, we believe that we have taken the appropriate steps to ensure the integrity of our Phase III trial of senicapoc, the ASSERT study. Based upon subsequent discussions with the United States Food and Drug Administration, or FDA, we believe that the primary efficacy analysis for the ASSERT study will be based only upon those patients on concurrent hydroxyurea therapy, and that the ASSERT study maintains its status as a single pivotal trial that could result in the approval of senicapoc for the treatment of sickle cell disease in patients on concurrent hydroxyurea therapy, provided that the results are sufficiently persuasive. We have submitted a protocol amendment and a revised statistical analysis plan to the FDA for their review. In addition to the ASSERT study, our pediatric safety and pharmacokinetic trial of senicapoc, which is a monotherapy trial, is continuing according to plan.

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

Results of Operations

Comparison of Three Months Ended September 30, 2006 and September 30, 2005

Collaborative Research and Development Revenue

Collaborative research and development revenues decreased by $157,000, or 7%, to $2.2 million for the three months ended September 30, 2006 from $2.3 million for the three months ended September 30, 2005. This decrease reflects a decrease of $692,000 in connection with our collaboration with Abbott, which concluded on December 31, 2005, partially offset by an increase of $536,000 in connection with our collaboration with McNeil for the further clinical development of senicapoc.

Research and Development Expense

Research and development expense increased by $527,000, or 8%, to $6.8 million for the three months ended September 30, 2006 from $6.3 million for the three months ended September 30, 2005. The increase was due primarily to an increase of $663,000 in expenses related to the development of senicapoc for the treatment of sickle cell disease, partially offset by a decrease in the aggregate of $200,000 in expenses related to the development of our lead compounds for epilepsy and neuropathic pain, depreciation and laboratory supplies.

Senicapoc for sickle cell disease and our lead compounds for epilepsy and neuropathic pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Three months ended September 30,		Cumulative from Inception
Development Program	2006	2005
	(in thousands)		(in thousands)
Senicapoc	$3,311	$2,648	$36,865
Lead compounds for epilepsy and neuropathic pain	50	122	9,397

Total	$3,361	$2,770	$46,262

General and Administrative Expense

General and administrative expense decreased by $48,000, or 4%, to $1.2 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005. The decrease was due primarily to a decrease of $199,000 in fees for consulting and professional services primarily related to consulting fees incurred in preparing for Sarbanes-Oxley regulatory compliance in 2005, partially offset by an increase of $110,000 in stock-based compensation expense.

Interest Income and Interest Expense

Interest income decreased by $31,000, or 7%, to $422,000 for the three months ended September 30, 2006, from $453,000 for the three months ended September 30, 2005. The decrease in interest income was attributable to a decreased cash balance.

Interest expense increased by $8,000, or 20% to $49,000 for the three months ended September 30, 2006 from $41,000 for the three months ended September 30, 2005. The increase in interest expense was attributable to increased average borrowings under our equipment debt financing and increased interest rates.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $603,000, or 10%, to $6.7 million for the nine months ended September 30, 2006 from $6.1 million for the nine months ended September 30, 2005. This increase reflects an increase of approximately $2.7 million in connection with our collaboration with McNeil for the further clinical development of senicapoc, partially offset by a decrease of $2.1 million in connection with our collaboration with Abbott, which concluded on December 31, 2005.

Research and Development Expense

Research and development expense increased by $3.2 million, or 17%, to $22.0 million for the nine months ended September 30, 2006 from $18.7 million for the nine months ended September 30, 2005. The increase was due primarily to an increase of $3.9 million related to the development of senicapoc for the treatment of sickle cell disease, an increase of $156,000 in salary and benefits expense due to normal annual increases in salary and benefits and an increase of $100,000 in expense related to stock-based compensation, partially offset by a decrease of $538,000 in expense related to the development of our lead compounds for epilepsy and neuropathic pain, a decrease of $150,000 in patent expense, a decrease of $150,000 in depreciation expense and a decrease of $128,000 in expenses for laboratory supplies.

Senicapoc for sickle cell disease and our lead compounds for epilepsy and neuropathic pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Nine months ended September 30,		Cumulative from Inception
Development Program	2006	2005
	(in thousands)		(in thousands)
Senicapoc	$10,129	$6,253	$36,865
Lead compounds for epilepsy and neuropathic pain	1,415	1,952	9,397

Total	$11,544	$8,205	$46,262

General and Administrative Expense

General and administrative expense increased by $1.1 million, or 34%, to $4.5 million for the nine months ended September 30, 2006 from $3.3 million for the nine months ended September 30, 2005. The increase was due primarily to an increase of $402,000 in stock-based compensation expense, an increase of $299,000 in salaries and benefits primarily due to normal annual increases for existing employees and the addition of new employees, an increase of $221,000 in pre-commercialization expenses for senicapoc, and an increase of $146,000 in legal expenses, partially offset by a decrease of $119,000 in fees for consulting and professional services primarily related to consulting fees incurred in preparing for Sarbanes-Oxley regulatory compliance in 2005.

Interest Income and Interest Expense

Interest income increased by $224,000, or 20%, to $1.4 million for the nine months ended September 30, 2006 from $1.1 million for the nine months ended September 30, 2005. The increase in interest income was attributable to increased interest rates.

Interest expense increased by $45,000, or 37%, to $166,000 for the nine months ended September 30, 2006 from $121,000 for the nine months ended September 30, 2005. The increase in interest expense was attributable to increased average borrowings under our equipment debt financing and increased interest rates.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with McNeil, Bristol-Myers Squibb, Astellas and Abbott, proceeds from equipment debt financing and interest income. At September 30, 2006, our cash and cash equivalents were $29.8 million as compared to $47.8 million at December 31, 2005. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Cash Flows

Net cash used in operating activities was $17.7 million for the nine months ended September 30, 2006. This reflects a net loss of approximately $18.6 million, a decrease of $838,000 in deferred revenue, an increase of $538,000 in prepaid expenses and other current and non-current assets and a decrease of $271,000 in accounts payable and accrued expenses. These amounts were partially offset by $1.5 million of non-cash expenses related to stock-based compensation, $680,000 of non-cash expenses related to depreciation and amortization of property and equipment, and $139,000 of non-cash expenses related to amortization of technology licenses and related costs.

Net cash used in investing activities in the nine months ended September 30, 2006 was $296,000, consisting of the purchase of property and equipment.

Net cash generated by financing activities during the nine months ended September 30, 2006 was $59,000 and consisted of $335,000 in proceeds from the exercise of stock options and $272,000 in proceeds from equipment debt financing, partially offset by $548,000 in principal repayments related to our equipment debt financing.

Net cash used in operating activities was $12.9 million for the nine months ended September 30, 2005. This reflects a net loss of approximately $15.0 million and a decrease of approximately $1.4 million in accounts payable and accrued expenses. These amounts were partially offset by a decrease of $1.2 million in prepaid expenses and other current and non-current assets, $1.0 million of non-cash expenses related to stock-based compensation, $818,000 of non-cash expenses for depreciation and amortization of property and equipment, a decrease of $323,000 in accounts receivable and $137,000 of non-cash expenses related to amortization of technology licenses and related costs.

Net cash used in investing activities in the nine months ended September 30, 2005 was $678,000, consisting primarily of the purchase of property and equipment. In addition, during the nine months ended September 30, 2005, equipment totaling $635,000 was acquired through debt financing.

Net cash generated by financing activities during the nine months ended September 30, 2005 was $35.6 million and consisted primarily of $35.3 million in net proceeds from our initial public offering, or IPO, $595,000 in proceeds from equipment debt financing and $218,000 in proceeds from the exercise of stock options partially offset by $533,000 in principal repayments related to our equipment debt financing.

Contractual Obligations

Our contractual obligations as of December 31, 2005 are described in our Annual Report on Form 10-K.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, including the net proceeds of approximately $35.3 million from our IPO, including partial exercise by the underwriters of the over-allotment option, and funding by McNeil of its share of senicapoc development costs, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including:

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

We do not anticipate that we will generate product revenue before 2009 at the earliest. In addition, the results of the recent interim analysis of our Phase III trial of senicapoc may result in the need to enroll more patients into the study, may otherwise extend the timeline for completion of the study and may result in the need for additional studies, which would increase the associated expenses. Any such action would extend the timeline to generation of product revenues. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for funding by McNeil of its share of senicapoc development costs, we do not currently have any commitments for future external funding.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for years ending on or after November 15, 2006. We do not believe that the adoption of SAB 108 will have a material effect on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we must presume that the positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability, or a combination of each. We must recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is met. We must de-recognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met. We may not use a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, of the provisions of FIN 48.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes six revised risk factors (“We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.”; “We depend heavily on the success of our most advanced internal product candidates, senicapoc for sickle cell disease and lead compounds for epilepsy and neuropathic pain, which are still under development. If we are unable to commercialize either or both of these product candidates, or experience significant delays in doing so, our business will be materially harmed.”; “We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans.”; “The success of senicapoc depends heavily on our collaboration with McNeil, which was established in June 2004 and involves a complex sharing of control over decisions, responsibilities and costs and benefits. Any loss of McNeil as a collaborator, or adverse development in the collaboration, would materially harm our business.”; “If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.”; and “A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.”), an additional risk factor (“Our common stock may be delisted from The Nasdaq Global Market, which may adversely affect our ability to raise capital and our stockholders’ ability to sell their shares and therefore impair the value of your investment and harm our business.”) and two risk factors (“If our stock price is volatile, purchasers of our common stock could incur substantial losses.” and “We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.”), which were moved to or within the subsection entitled “Risks Related to Our Financial Results and Need for Additional Financing,” that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our IPO and funding by McNeil of its share of senicapoc development costs, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 12 months. However, our failure to raise additional financing in the near term could have a material adverse effect on our ability to continue as a going concern and to achieve our business objectives. Our future capital requirements will depend on many factors, including:

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

Our common stock may be delisted from The Nasdaq Global Market, which may adversely affect our ability to raise capital and our stockholders’ ability to sell their shares and therefore impair the value of your investment and harm our business.

On October 27, 2006, we received a notification from the Nasdaq Listing Qualifications Department providing notification that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5), or the Rule. In accordance with Nasdaq Marketplace Rule 4450(e)(2), we have been provided 180 calendar days, or until April 25, 2007, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before April 25, 2007. If necessary, we could seek shareholder approval to effect a reverse stock split to prevent the delisting of our common stock; however, a reverse stock split may not prevent the common stock from dropping back down below the Nasdaq minimum per share price requirement.

If we do not regain compliance with the Rule by April 25, 2007, we will be notified that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to delist our securities to a Listing Qualifications Panel. Alternatively, we also may consider applying to transfer our securities to The Nasdaq Capital Market if we satisfy the requirements for initial inclusion set forth in Nasdaq Marketplace Rule 4310(c). If our application is approved, we will be afforded the remainder of The Nasdaq Capital Market’s second 180 calendar day grace period in order to regain compliance while on The Nasdaq Capital Market. If our common stock is delisted from The Nasdaq Global Market or The Nasdaq Capital Market, our common stock would be eligible to trade on the Over-the Counter Bulletin Board, or OTCBB, or through “pink sheets” and the market liquidity of our common stock will be significantly limited, which would reduce our stockholders’ ability to sell their common stock. Additionally, any such delisting would harm our ability to raise capital through alternative financing sources on acceptable terms, if at all. Delisting will also make us ineligible to use Form S-3 to register shares of our common stock with the SEC, thereby making it more difficult and expensive for us to register our common stock and raise capital. We cannot give any assurance that we will be able to regain and maintain compliance with the $1.00 per share minimum price requirement for continued listing on Nasdaq or that our stock will not be delisted by Nasdaq. The delisting of our common stock could impair the value of your investment and harm our business.

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of September 30, 2006, we had an accumulated deficit of $94.5 million. We have incurred losses in each year since our inception in 1992. Our net losses were $18.6 million for the nine months ended September 30, 2006, $15.0 million in 2005, $16.7 million in 2004 and $14.2 million in 2003. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

Risks Related to Development of Product Candidates

We depend heavily on the success of our most advanced internal product candidates, senicapoc for sickle cell disease and lead compounds for epilepsy and neuropathic pain, which are still under development. If we are unable to commercialize either or both of these product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced internal product candidates, senicapoc for sickle cell disease and our lead compounds for the treatment of epilepsy and neuropathic pain. Our ability to generate product revenues, which we do not expect in any case will occur earlier than 2009, will depend heavily on the successful development and commercialization of these product candidates, particularly senicapoc. The commercial success of these product candidates will depend on several factors, including the following:

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

We initiated a Phase III clinical trial of senicapoc for the chronic treatment of sickle cell disease in the first quarter of 2005. This clinical trial may not be successful. We recently reported that following a planned interim safety, efficacy and futility analysis by the DMC, the DMC recommended that enrollment continue for patients on concurrent hydroxyurea therapy. For currently enrolled patients not on hydroxyurea, the DMC recommended that the study drug be discontinued and that patients proceed to the end of study follow-up period. This recommendation by the DMC was made after the analysis of efficacy, safety and futility. The DMC noted further that there were no specific safety issues identified. The DMC subsequently conducted a follow-up review of updated data on patients on background hydroxyurea therapy and did not recommend any further changes to the protocol.

It is also possible that the FDA could require us to perform additional studies of senicapoc, including additional Phase III clinical trials, particularly because of the protocol modification recommended by the DMC. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, even if we achieve favorable results in the Phase III clinical trial of senicapoc which we are conducting, the FDA may require that we conduct a second Phase III clinical trial if the FDA does not find the results to be sufficiently persuasive. In addition, the results of our Phase II clinical trial are not necessarily indicative of the results we will obtain in our Phase III or other subsequent clinical trials, particularly because the primary clinical endpoints of these trials are not the same.

Our efforts to commercialize the lead compounds that we are developing for epilepsy and neuropathic pain are at an earlier stage, as we are currently conducting preclinical studies of these drug candidates. If we are not successful in commercializing either or both of senicapoc and one of our lead compounds for epilepsy and neuropathic pain, or are significantly delayed in doing so, our business will be materially harmed.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

•	enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays. For example, enrollment of patients in our Phase II clinical trial of senicapoc, our sickle cell disease product candidate, took longer than we initially expected. Additionally, participants may drop out of our clinical trials;

•	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks. For example, in March 2005, results of our multiple dose safety, tolerability and pharmacokinetic study of ICA-69673 did not support the continued development of ICA-69673 for the chronic oral treatment of epilepsy and neuropathic pain. As a result, at this time, we have decided not to pursue the further clinical development of this compound;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we currently anticipate;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

In our Phase II clinical trial of senicapoc for sickle cell anemia, the only adverse events that were dose-related and occurred more frequently in the active treatment arms than in the placebo arm were diarrhea and nausea. No patients elected to discontinue treatment with senicapoc prematurely as a result of these events. During the open label extension study to the Phase II clinical trial, the only adverse events that occurred in two or more patients considered possibly related to study medication were gamma glutamyl transferase, or GGT, elevation, rash and headache. Only two patients discontinued participation in the open label extension study as a result of adverse events that were considered possibly or probably related to study medication, one following a reversible increase in the level of GGT and another following a diagnosis of interstitial nephritis.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether planned clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. For example, in our Phase III trial of senicapoc, the DMC recently recommended a modification to the protocol, as described above. This protocol modification may extend the timeline for completion of the study and may result in the need for additional studies. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

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

Our collaboration agreement with McNeil provides that, except for products that are part of our collaboration, for the period from the effective date of the collaboration until the earlier of the seventh anniversary of the effective date or the third anniversary of the commercial launch of senicapoc in the United States, neither we nor McNeil may manufacture or sell specified types of pharmaceutical products for the treatment of sickle cell disease. This exclusivity provision applies during the term of our collaboration agreement with McNeil and to us for up to one year after termination if the collaboration agreement is terminated by McNeil based on our bankruptcy or breach.

The success of senicapoc depends heavily on our collaboration with McNeil, which was established in June 2004 and involves a complex sharing of control over decisions, responsibilities and costs and benefits. Any loss of McNeil as a collaborator, or adverse development in the collaboration, would materially harm our business.

In June 2004, we entered into a collaboration with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. The collaboration involves a complex sharing of control over decisions, responsibilities and costs and benefits. McNeil may terminate the collaboration relationship without cause upon three months’ prior notice, following a period of two years from the inception of the collaboration. McNeil may also terminate the collaboration relationship based upon an FDA requirement to stop clinical trials of senicapoc upon six months’ prior notice if the requirement is not withdrawn during the six-month notice period. Any loss of McNeil as a collaborator in the development or commercialization of senicapoc, dispute over the terms of, or decisions regarding, the collaboration or other adverse development in our relationship with McNeil would materially harm our business.

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

We do not currently own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices, or cGMP, regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing senicapoc for clinical trials or that may in the future manufacture the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain for our preclinical studies or clinical trials should cease to continue to do so for any reason, we expect that we would experience delays in advancing these trials while we identify and qualify replacement suppliers.

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

Regulatory authorities in some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as orphan drugs. We have obtained an orphan drug designation from the FDA for our product candidate senicapoc for the treatment of sickle cell disease. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for that time period. For a drug composed of small molecules, the FDA defines “same drug” as a drug that contains the same active molecule and is intended for the same use. Orphan drug exclusivity in Europe lasts for ten years, but can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Obtaining orphan drug designation in Europe, where senicapoc has not been granted such status, and obtaining orphan drug exclusivity for senicapoc, both in the United States and in Europe, may be important to its success. If a competitor obtains orphan drug exclusivity for a product competitive with senicapoc before we do and if the competitor’s product is the same drug as ours, we would be excluded from the market. Even if we obtain orphan drug exclusivity for senicapoc, we may not be able to maintain it. For example, if a competitive product that is the same drug as our product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. Also, senicapoc might not be entitled to orphan drug exclusivity if we were to obtain FDA approval for a broader indication.

The fast track designation for our sickle cell disease product candidate may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. Although we have obtained a fast track designation from the FDA for senicapoc for the treatment of sickle cell disease, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures.

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

As of October 31, 2006, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 42.7% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2006, we had 22,312,266 shares of common stock outstanding. Substantially all of these shares may be resold in the public market at any time. Additionally, we filed a universal shelf registration statement on Form S-3 with the SEC on May 10, 2006 for the proposed offering from time to time of up to an aggregate of $75 million of shares of our common stock, shares of preferred stock, debt securities and warrants to purchase common stock, preferred stock or debt securities. We have no immediate plans to sell any securities under this registration statement; however, we may issue securities from time to time on terms and conditions that will be determined at such time depending primarily on the market price of our common stock, the interest in our company by institutional and other investors and our cash needs. Moreover, holders of an aggregate of approximately 14,800,000 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, in the third quarter of 2006.

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

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through September 30, 2006, we used approximately $35.3 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses. Of the approximately $35.3 million, we have paid approximately $10.3 million to Quintiles Transnational Corp. One of our directors, Dr. Dennis B. Gillings, is executive chairman and chief executive officer of Quintiles. Other than these payments, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

At the time of the IPO, we had expected to use approximately $25 million of the proceeds for senicapoc and approximately $9.6 million of the proceeds for ICA-69673. To date, we have used approximately $20 million of the proceeds for senicapoc and approximately $4 million of the proceeds for lead compounds for epilepsy and neuropathic pain.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the third quarter of 2006, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

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
Richard D. Katz, M.D.
Senior Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: November 14, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan for the Employee Retention Program Approved on September 27, 2006.

10.2	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan for the Employee Retention Program Approved on September 27, 2006.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.