Form 10-K
period 2006-12-31
ICAGEN INC
filed 2007-03-06
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2006, was approximately $95,297,665 based on the closing sale price of the common stock on such date as reported on the Nasdaq Global Market. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director and executive officer of the registrant.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on February 28, 2007 was 37,782,857.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders scheduled to be held on June 26, 2007, or the 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2007 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

Icagen and our logo are our trademarks. Each of the other trademarks, trade names or service marks appearing in this prospectus belongs to its respective holder.

ICAGEN, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•

senicapoc, previously referred to as ICA-17043, for sickle cell anemia and related genetic variants, which are referred to collectively as sickle cell disease. We initiated a pivotal Phase III clinical trial of senicapoc in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with McNeil Pediatrics Division (formerly the McNeil Consumer & Specialty Pharmaceuticals Division) of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson, relating to the development and commercialization of senicapoc;

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

We are also conducting ongoing drug discovery programs focused on new therapeutics for pain and inflammatory disorders. In each of these programs, we have identified small molecule compounds that have demonstrated activity on specific ion channels. When we tested these compounds in preclinical studies, including in some cases animal models, they showed desired activities and profiles, validating these ion channels as potential therapeutic targets for the particular indication. In addition to our internal programs, we have established collaborations with McNeil, Bristol-Myers Squibb and Astellas to further capitalize on our ion channel capabilities. We plan to generate revenue from any product candidates that we successfully develop either through direct sales, collaboration arrangements with leading pharmaceutical and biotechnology companies or a combination of these approaches.

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

Using our drug discovery and development approach, we have:

•	developed one clinical stage program and three preclinical stage programs with what we believe are novel chemical entities working through novel mechanisms of action;

•	established ongoing collaborations with three leading pharmaceutical companies; and

•	developed ongoing research stage programs spanning multiple and diverse therapeutic areas and providing us with a pipeline of compounds that modulate ion channel targets.

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

Maximize the commercial potential of senicapoc. We are focusing a significant portion of our business efforts on completing clinical trials of senicapoc for the treatment of sickle cell disease. We initiated a pivotal Phase III clinical trial of this drug candidate in the first quarter of 2005. If we are successful in developing and obtaining regulatory approval for the marketing of this product, we and McNeil have agreed to copromote senicapoc in the United States and share equally in the profits and losses from the commercialization of senicapoc in the United States and, if we elect to copromote in Canada, from the commercialization of senicapoc in Canada. McNeil is entitled to commercialize senicapoc outside the United States, including in Canada if we do not elect to copromote in that country, pursuant to an exclusive license and is required to pay us a royalty on net product sales.

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

Establish specialized sales and marketing capabilities. We plan to retain United States marketing and sales rights or copromotion rights for our product candidates for which we receive marketing approvals in situations in which we believe it is possible to access the market through a focused, specialized sales force. For example, for senicapoc we believe that the community of hematologists who are the key specialists in treating sickle cell disease, and the medical facilities in which they practice, are sufficiently concentrated to enable us to effectively copromote to this market together with McNeil with a small internal sales force. For situations in which a large sales force is required to access the market and with respect to markets outside of the United States, we generally plan to commercialize our drug candidates through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

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

Product Candidate/Indication	Development Phase	Commercialization Rights	Status
Clinical Programs

Senicapoc for sickle cell disease	Phase III	Icagen and McNeil	Pivotal Phase III clinical trial initiated in the first quarter of 2005

Preclinical Programs

Lead compounds for epilepsy and neuropathic pain	Preclinical	Icagen	Preclinical studies in progress

Lead compound for atrial fibrillation	Preclinical	Bristol-Myers Squibb	Preclinical studies in progress

Lead compounds for dementia, including Alzheimer’s disease, and ADHD	Preclinical	Astellas and Icagen	Preclinical studies in progress

Senicapoc for Sickle Cell Disease

Our most advanced drug candidate, senicapoc, is a novel small molecule ion channel inhibitor that targets a particular potassium channel, called the Gardos channel, that is located on the membrane of red blood cells. We are developing senicapoc for the chronic prophylactic treatment of sickle cell disease. Senicapoc is taken orally and is being developed for once-a-day dosing. Senicapoc has received fast track designation and orphan drug designation from the U.S. Food and Drug Administration, or FDA. Fast track designation may allow for expedited review by the FDA and is granted to those proposed products that the FDA believes address life threatening conditions and that demonstrate the potential to address unmet medical needs. Orphan drug designation would preclude the FDA, subject to some exceptions, from approving another application to market the same drug for the same indication for seven years if senicapoc is the first drug that the FDA approves for this indication in the United States. We have retained the right to copromote and share equally in profits from the commercialization of senicapoc together with McNeil in the United States and, at our option, Canada.

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

Market opportunity and current treatment. Sickle cell disease is the most common genetic disease among individuals of African descent and is prevalent worldwide according to information on the Washington University Physicians website. According to market research conducted on our behalf, there are approximately 120,000 patients with sickle cell disease in the United States. In the United States, sickle cell disease affects approximately one in every 500 African-American births and one in every 1,000 to 1,400 Hispanic-American births according to the National Institutes of Health. Approximately 1,000 children are born with sickle cell disease in the United States each year according to the Sickle Cell Disease Association of America. Screening programs have been established in most states to ensure that a child born with sickle cell disease receives prompt medical attention and parents receive counseling on caring for their child according to the Georgia Comprehensive Sickle Cell Center at Grady Health System.

Treatment options for patients with sickle cell disease are currently extremely limited. For patients with particularly severe disease, hydroxyurea, a cancer chemotherapeutic agent, is used on a chronic basis to reduce the incidence of vaso-occlusive crises. The mechanism of action of hydroxyurea is believed to include an increase in the production of a form of hemoglobin that is normally found in fetal life and that does not contain the sickle cell disease-causing genetic mutation. Although hydroxyurea has been shown to be effective in the treatment of some patients, many patients continue to have frequent vaso-occlusive crises even while on hydroxyurea therapy. Hydroxyurea is also associated with several potentially serious side effects, including suppression of the bone marrow and the immune system. As a result, physicians generally prescribe hydroxyurea only for those patients with frequent vaso-occlusive crises. While the use of hydroxyurea has historically been limited as a result of these side effects, its use has increased due to increasing patient and physician acceptance of the benefits of hydroxyurea therapy. Nevertheless, there is a need for additional therapeutic agents which may be used either in combination with hydroxyurea or as monotherapy. Physicians may also consider the use of blood transfusions in some situations, either on an acute or a chronic basis. However, there are significant risks associated with frequent transfusions, including iron-overload, the transmission of blood-borne diseases and the development of antibodies to the transfused blood, all of which are potentially lethal. Physicians may consider bone marrow transplantation to treat sickle cell disease patients in select cases in which a suitable donor is available, but this treatment option carries a significant risk of morbidity or mortality.

Senicapoc

We are developing senicapoc, which is an inhibitor of the Gardos channel, for the chronic treatment of sickle cell disease. We have evaluated senicapoc in multiple preclinical and clinical studies.

Preclinical Results. In preclinical studies, including in vitro assays using human red blood cells and in a mouse model of sickle cell anemia, senicapoc:

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

Phase I Trials. We conducted a Phase I clinical trial program for senicapoc that involved a total of over 200 study participants, including both healthy volunteers and sickle cell disease patients. In addition, we are currently conducting a pediatric pharmacokinetic, safety and pharmacodynamic Phase I study in 28 pediatric sickle cell disease patients. The Phase I program was designed to study senicapoc with regard to safety, dose, pharmacokinetics, metabolism, bioavailability, interaction with oral contraceptives and Gardos channel inhibition. Pharmacokinetics refers to the absorption into, distribution within and excretion from the body of a drug. Pharmacodynamics refers to the effect of a drug upon measurable physiologic parameters. We conducted seven separate Phase I studies, including single-dose escalation studies in both patients and healthy volunteers, as well as multiple dose, food effect, bioavailability, drug metabolism and drug interaction studies in healthy volunteers. In blood samples taken from both healthy volunteers and patients, senicapoc achieved dose-dependent Gardos channel inhibition. Senicapoc demonstrated pharmacokinetic properties suitable for chronic therapy. The half-life of senicapoc in these trials was approximately 12 to 14 days. The drug was shown to have a favorable safety profile, with no drug-related serious adverse events. There was, however, a mild increase in the activity of a liver enzyme that is responsible for the metabolism of some other drugs. A mild increase in this enzyme could decrease somewhat the blood levels of other drugs, such as some contraceptives, erythromycin-type antibiotics and some cholesterol lowering drugs, when taken concurrently with senicapoc. A similar, but more marked, effect is seen in other currently marketed drugs, and we do not consider this finding to be a concern with regard to the further development of senicapoc. However, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in earlier clinical trials does not mean that subsequent trials will confirm the earlier findings.

Phase II Trial. In 2004, we completed a randomized, double-blind, placebo-controlled dose-range-finding Phase II clinical trial of the efficacy and safety of senicapoc in 90 patients with sickle cell anemia. The study was conducted at 19 academic medical centers across the United States. Male and female patients, 18 to 60 years of age, with a confirmed diagnosis of sickle cell anemia and a history of at least one vaso-occlusive crisis requiring hospitalization in the past were eligible for the study.

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

Efficacy assessments included changes in hemoglobin level, which was the primary study endpoint, red blood cell count, hematocrit, reticulocytes, dense red blood cells and two biochemical markers of hemolysis, bilirubin and lactate dehydrogenase, or LDH. Clinical assessments included rates of painful crises, time to painful crisis, chronic pain intensity score, maximum crisis morbidity rank and quality of life as measured by the SF-36 health status survey. We included these clinical parameters to help us assess the feasibility and logistics of these endpoints for use in our planned Phase III trial. However, this study was not powered to demonstrate statistical significance with respect to these clinical parameters. We also determined plasma concentrations of senicapoc and hydroxyurea and Gardos channel inhibition.

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

We performed analyses on both an intent-to-treat basis and a per-protocol basis. The intent-to-treat analysis was based on the 88 patients from whom we collected any efficacy data with respect to the effect of treatment with senicapoc. The per-protocol analysis was based on the 70 patients who completed the study and who took at least 80% of the study medication as determined by investigator pill count. The results from our analyses of efficacy assessments were similar between the intent-to-treat and per-protocol populations. We have presented data on our primary efficacy endpoint using the results of data from both the intent-to-treat and the per-protocol populations. All other data uses the results of data from only the intent-to-treat population.

The findings presented below with respect to hemoglobin and other laboratory parameters were dose-dependent. We have focused on describing the results obtained in the 10 mg treatment arm because patients in this arm obtained levels of senicapoc in the bloodstream that achieved near-complete Gardos channel inhibition and that we believe provide optimal therapeutic benefit. Our Phase III clinical trial calls for dosing study patients with a 10 mg daily dose of senicapoc following an initial loading dose of 160 mg administered over a four-day period. The results described below with regard to hemoglobin and other laboratory parameters were generally similar within treatment arms across patients who were both on and off hydroxyurea therapy. We believe that this finding suggests that senicapoc may have benefits both as a standalone therapy and when used in combination with hydroxyurea.

Primary Efficacy Endpoint

The primary endpoint was change in hemoglobin level. Hemoglobin level is a measure of the amount of hemoglobin per unit volume of blood and provides a measure of the ability of blood to transport oxygen to the tissues. Hemoglobin level is commonly used in clinical practice to assess the severity of anemic disorders and is one of the factors considered by physicians in determining whether to prescribe treatment, such as a blood transfusion, to patients with anemia, including sickle cell anemia. Senicapoc demonstrated a dose-dependent and, in the 10 mg treatment arm, statistically significant increase in hemoglobin level as compared to the placebo arm.

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

Mean Changes in Hemoglobin From Baseline During

12 Week Treatment Period Intent-to-Treat Population

The following tables set forth an analysis of hemoglobin changes on an intent-to-treat and per-protocol basis in patients in the 10 mg treatment arm divided into three groups: (1) all patients; (2) patients receiving senicapoc with hydroxyurea; and (3) patients receiving senicapoc without hydroxyurea. The magnitude of the hemoglobin change was similar in all three groups for both analyses, with median changes somewhat higher, in general, than mean changes. The mean changes in both the group of all patients and the group of patients receiving senicapoc without hydroxyurea were statistically significant. We did not test statistical significance in the group of patients receiving senicapoc with hydroxyurea because of the small sample size. Increasing values are indicated with an upwards arrow.

Placebo Adjusted Difference in Hemoglobin Level in the 10 mg Treatment Arm (g/dL)

	Intent-to-Treat Population
Group	Sample Size	Mean Baseline	Mean Difference	% Difference	Mean P-Value	Median Difference
All patients	31	7.97	0.67	8	<0.001	0.85
Patients receiving senicapoc with hydroxyurea	8	8.40	0.77	9	*	0.90
Patients receiving senicapoc without hydroxyurea	23	7.82	0.63	8	0.004	0.75

	Per-Protocol Population
Group	Sample Size	Mean Baseline	Mean Difference	% Difference	Mean P-Value	Median Difference
All patients	25	7.93	0.75	9	<0.001	0.83
Patients receiving senicapoc with hydroxyurea	4	8.64	0.67	8	*	0.90
Patients receiving senicapoc without hydroxyurea	21	7.79	0.84	11	<0.001	1.00

*	Due to the small sample size, we did not test these results for statistical significance.

For purposes of comparison, an increase in hemoglobin level of approximately 1.0 g/dL is generally consistent with the hemoglobin change resulting from the transfusion of one unit of blood. Based upon this metric, we believe that the increase in hemoglobin level seen in patients in the 10 mg treatment arm was clinically meaningful. We further believe that this increase in hemoglobin level is consistent with the predicted activity of senicapoc to decrease hemolysis and thereby improve anemia.

Secondary Efficacy Endpoints

We also measured other laboratory parameters as secondary efficacy endpoints to further evaluate the effect of senicapoc upon hemolytic anemia. The following table sets forth the placebo-adjusted results for patients in the 10 mg treatment arm. With respect to each of these parameters, senicapoc demonstrated a dose-dependent and, in the 10 mg treatment arm, statistically significant effect as compared to the placebo arm. With regard to most of these measurements, these effects were also statistically significant in the 6 mg treatment arm. In making each of these measurements, we applied the laboratory units commonly employed in measuring these parameters. Decreasing values are indicated with a downwards arrow; increasing values are indicated with an upwards arrow.

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

We believe that these results collectively are consistent with the predicted activity of senicapoc to decrease hemolysis and thereby improve anemia.

Clinical Endpoints

This Phase II clinical trial was designed to determine whether senicapoc decreased hemolysis and improved anemia; it was not designed or powered to detect changes in clinical endpoints such as vaso-occlusive crisis rate. Such an event-based study requires a larger trial size, a longer treatment period and enrollment of patients who have a history of more vaso-occlusive crises than those enrolled in our Phase II clinical trial. However, to gain experience for our Phase III clinical trial of senicapoc, we measured a selected number of clinical endpoints in our Phase II clinical trial, including vaso-occlusive crisis rate and time to first crisis. Patients enrolled in our Phase II clinical trial historically had a relatively low frequency of vaso-occlusive crises, with only 44 patients, or approximately half of the intent-to-treat group, reporting a history of two or more vaso-occlusive crises during the one year period prior to enrollment. We did not observe a significant difference across treatment arms with regard to vaso-occlusive crisis rate. In all arms, median time to first crisis was greater than the 12-week treatment period.

We subsequently performed a post-hoc subgroup analysis on the 44 patients with a history of two or more vaso-occlusive crises in the year prior to enrollment. We analyzed this subgroup because we expected to enroll patients who meet this criterion in our planned Phase III clinical trial. We intended to enroll such patients because we believe that patients with a history of more frequent vaso-occlusive crises will be required to identify a difference, if one is present, between senicapoc and placebo with regard to vaso-occlusive crisis rate. In the post-hoc analysis that we performed with respect to this small subgroup of patients in our Phase II clinical trial, we used both raw crisis rates and crisis rates that were adjusted according to a commonly accepted statistical technique to account for the effect of a few significant outliers. In both the raw and adjusted data analyses, we observed a lower vaso-occlusive crisis rate in both the 10 mg and the 6 mg treatment arms relative to the placebo arm. Because of the small sample size, we did not test these results for statistical significance.

Other clinical endpoints in the Phase II clinical trial that we measured included chronic pain intensity score, maximum crisis morbidity rank, which is a measure of crisis seriousness, and quality of life as measured by the SF-36 health status survey. The level of pain among patients in this study was low, averaging slightly greater than 2.0 on a 0 to 10.0 point scale. We did not identify a statistically significant difference among treatment groups with regard to chronic pain intensity or maximum crisis morbidity rank. The SF-36 survey contains two summary measures, a physical well-being component and a mental well-being component. In the physical well-being component of the SF-36 survey, we noted a small but statistically significant change (p=0.007) favoring placebo over the 10 mg treatment arm but not the 6 mg treatment arm. We did not observe any significant differences across treatment arms in the corresponding mental well-being component of the SF-36 survey.

Safety and Tolerability

Senicapoc was well tolerated in both of the active treatment arms. There were no serious adverse events that were attributed to senicapoc. The only adverse events that were dose-related and occurred more frequently in the active treatment arms than in the placebo arm were diarrhea and nausea. No patients elected to discontinue treatment with senicapoc prematurely as a result of these events.

Notwithstanding the results of our Phase II clinical trial, no assessment of the efficacy or safety of senicapoc or any product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Moreover, the primary clinical endpoint of our planned Phase III clinical trial of senicapoc is not the same as the primary clinical endpoint of our Phase II clinical trial of this product candidate. Success in preclinical studies or completed clinical trials does not mean that subsequent clinical trials will be successful.

Open Label Extension Study. In the second half of 2005, we completed an open label extension study to evaluate further the long-term safety and efficacy of senicapoc for a period of up to an additional 48 weeks beyond the Phase II study period. Following completion of the 12-week treatment period of the Phase II trial, and, for some patients, an eight-week washout period, patients were offered the opportunity to enroll in the open label extension study, provided the study site had previously obtained institutional review board approval for such extension study. Of the 56 patients eligible to enroll in the open label extension study, 44, or 79%, elected to do so.

The open label extension study provided for a daily dose of 10 mg of senicapoc for a period of up to 48 weeks beyond completion of the Phase II clinical trial. All patients in the open label extension study received active study medication. In addition, some patients remained on concomitant hydroxyurea therapy, provided they had been on hydroxyurea therapy prior to entering the Phase II trial. Unlike the Phase II trial, the open label extension study did not provide for an initial loading dose. The study was conducted primarily to evaluate further the long-term safety, and secondarily to evaluate descriptive evidence of efficacy, of this novel potential therapy. Since the study had no concurrent placebo control group, no formal statistical tests were performed.

Senicapoc was generally well tolerated during this open label extension study. There were no serious adverse events that were attributed to senicapoc. Of the 44 patients who enrolled in this study, 32 completed the 48-week treatment period, with only two patients discontinuing participation in the study as a result of adverse events that were considered possibly or probably related to study medication, one following a reversible increase in the level of gamma glutamyl transferase, or GGT, an enzyme associated with the liver and biliary tract, and another following a diagnosis of interstitial nephritis. The only adverse events that occurred in two or more patients considered possibly related to study medication were GGT elevation, rash and headache.

During the Phase II trial, senicapoc was demonstrated to improve the hematologic profile in patients with sickle cell anemia. In the open label extension study, hematologic data was collected during treatment for 42 of the 44 patients. Since no placebo group was available during this study for comparison, the last hematologic values collected while patients were taking senicapoc during the open label study were compared to the beginning of Phase II trial baseline values. Analysis of these hematologic parameters suggested that the pattern of beneficial effects of senicapoc observed during the Phase II trial were maintained during the open label study. These effects included an increase in hemoglobin, hematocrit and red blood cell count, as well as a decrease in dense cells, reticulocytes, bilirubin and LDH.

Because there was no concurrent placebo control arm, there was no comparison group available in the open label extension study to appropriately assess the effect of senicapoc on vaso-occlusive crisis rates or average monthly pain intensity scores. Moreover, more than half of the patients in the open label extension study had a history of no crises or only one crisis in the year prior to the Phase II trial, making it difficult to detect improvements in crisis rate in these patients. Accordingly, a descriptive analysis was performed for the 44 enrolled patients comparing the number of crises observed during the treatment phase of the open label extension study, as defined by the study protocol, to the number of crises during the year prior to enrollment in the Phase II trial, as reported by patient recall. In this analysis, the historical number of crises in the one-year period prior to the Phase II trial was adjusted to account for the missing time on treatment in the open label extension study for those patients who dropped out of the open label extension study before its completion as well as for the difference in the length of the measurement period between the 48-week treatment period of the open label extension study and the one-year period of the historical data. Under this analysis, there were fewer crises during the open label extension study in comparison to the historical number of crises, especially in those patients with a history of two or more crises in the year prior to the Phase II trial. Given that crises in this study were not adjudicated by an independent committee as was done in the Phase II trial, and that there were a small number of self-selected patients, these descriptive results must be interpreted with caution. Average monthly pain intensity scores were relatively stable throughout the duration of the study.

Phase III Trial. As currently designed, our pivotal Phase III clinical trial of senicapoc for the chronic treatment of sickle cell disease is a randomized, double-blind, placebo-controlled study in 200 patients. Eligibility criteria for the trial includes a diagnosis of sickle cell disease, age between 16 and 65, a history of at least two vaso-occlusive crises requiring a visit to a medical facility in the year prior to enrollment and treatment with hydroxyurea for at least one year, including a stable dose for at least three months, prior to enrollment. Under the study protocol, patients are to be treated for a period of one year. The protocol provides for patients to be randomized into one of two arms, consisting of approximately 100 patients each:

•	a senicapoc treatment arm, in which patients receive a loading dose of 160 mg administered over a four-day period followed by a 10 mg daily dose; or

•	a placebo arm.

The primary endpoint for this study is vaso-occlusive crisis rate in the senicapoc arm versus vaso-occlusive crisis rate in the placebo arm. We chose vaso-occlusive crisis rate as our primary endpoint based upon two primary considerations. First, vaso-occlusive crises are believed to be the primary factor contributing to the significant morbidity and mortality associated with sickle cell disease. In addition, a reduction in vaso-occlusive crisis rate was the primary basis for the approval by the FDA of hydroxyurea, the only drug currently approved for the treatment of this disease. We also intend to evaluate a number of other endpoints, including many of those, such as hemoglobin level, analyzed in our Phase II clinical trial.

As initially designed, our Phase III trial had been intended to enroll 300 patients, including patients not on background hydroxyurea therapy as well as up to 150 patients on background hydroxyurea therapy, and had allowed for equal distribution of patients taking hydroxyurea between the senicapoc and placebo arms. However, during August 2006 following a planned interim analysis of safety, efficacy and futility by an independent Data Monitoring Committee, or DMC, of our Phase III trial of senicapoc, the DMC recommended that enrollment continue only for patients on background hydroxyurea therapy. For currently enrolled patients not on hydroxyurea, the DMC recommended that the study drug be discontinued and that patients proceed to the end of study follow-up period. The DMC noted further that there were no specific safety issues identified. The DMC subsequently conducted a follow-up review of updated data on patients on background hydroxyurea therapy and did not recommend any further changes to the protocol. Following this recommendation by the DMC, we retrospectively reviewed the crisis data from our Phase II study in patients with a history of two or more crises in the year prior to enrollment. As previously noted, in both the raw and adjusted data analyses, we observed a lower vaso-occlusive crisis rate in both the 10 mg and the 6 mg treatment arms relative to the placebo arm. This trend towards a reduction in crisis rate appeared most apparent in the eight patients who entered the study on a stable dose of hydroxyurea, received senicapoc and achieved a plasma concentration of approximately 80 ng/ml or greater, as compared to the five patients who entered the study on a stable dose of hydroxyurea and received placebo.

Following the recommendation of the DMC, we believe that we have taken the appropriate steps to ensure the integrity of the trial. Based upon subsequent discussions with the FDA, we believe that the primary efficacy analysis for the trial will be based only upon those patients on background hydroxyurea therapy, and that the Phase III trial maintains its status as a single pivotal trial that could result in the approval of senicapoc for the treatment of sickle cell disease in patients on background hydroxyurea therapy, provided that the results are sufficiently persuasive. We have submitted a protocol amendment and a revised statistical analysis plan to the FDA and have received no recommendation for changes. The revised statistical plan allows for the inclusion of 200 patients in the study, all on background hydroxyurea therapy. This decrease in sample size from the original study population of 300 patients down to 200 patients was made following an analysis of blinded data performed concurrently with the interim analysis because the observed variance in crisis rates was meaningfully less than what had been assumed in the original sample size calculations.

Although the FDA typically requires a minimum of two well-controlled Phase III clinical trials as the basis for approval, we believe that a single Phase III trial of senicapoc will be sufficient to serve as a basis for approval of a New Drug Application, or NDA, if the trial results are sufficiently persuasive. Our belief is based upon the size of this trial, the size of the orphan patient population, the fact that hydroxyurea was approved for the treatment of sickle cell disease on the basis of a single trial and our discussions with the FDA. The FDA has advised us that the acceptance of a single study as a sufficient basis for approval for a new indication would depend upon the strength of the data considering several factors, including internal consistency across study subsets, evidence of an effect on multiple endpoints and statistically very persuasive results.

We are conducting the Phase III study at approximately 65 sites across the U.S. and in selected other countries. We initiated the Phase III clinical trial in the first quarter of 2005. As of February 28, 2007, approximately 80% of the 200 patient target enrollment was complete. The study design includes ongoing safety analyses by the DMC at approximately six-month intervals.

In addition to the pivotal Phase III study focused on vaso-occlusive crises, we are also planning two additional Phase II efficacy studies in patients with sickle cell disease. The first of these is a Phase II study that we are planning to conduct in sickle cell disease patients who have secondary pulmonary hypertension, a common complication of this illness. We expect that this study will include approximately 36 patients and will involve a treatment period of approximately 24 weeks. Endpoints will include six minute walk distance and tricuspid valve regurgitant jet velocity, among other measures. The second of these is a Phase II study that we are planning to conduct in pediatric patients who are at risk of stroke, a common complication of this illness in pediatric patients. We expect that this study will also include approximately 36 patients and will involve a treatment period of approximately 24 weeks. Endpoints will include transcranial doppler measurement of cerebral blood velocity, which is an indicator for the risk of stroke, among other measures. In preparation for this study, we are currently conducting a pediatric pharmacokinetic, safety and pharmacodynamic study in 28 patients. In this trial, senicapoc is being administered as monotherapy for the three-week treatment period. As of February 28, 2007, this trial was approximately 70% enrolled.

In addition to these clinical trials, other studies of senicapoc that we are conducting or are planning to conduct include the following:

•	the FDA-required two-year rodent carcinogenicity studies that we initiated in 2004 and that are currently in progress,

•	a drug metabolism study that we are planning to conduct using radiolabeled senicapoc to determine further the metabolism and excretion of senicapoc after oral doses in healthy volunteers, and

•	an FDA-required study of cardiac conduction parameters, including the QT-interval, that we are planning to conduct.

McNeil Collaboration. In June 2004, we entered into collaboration and copromotion agreements with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. Subject to satisfactorily completing clinical development and receiving required regulatory approvals, we and McNeil plan to copromote senicapoc in the United States and share equally in the profits and losses from the commercialization of senicapoc in the United States and, if we elect to copromote in Canada, from the commercialization of senicapoc in Canada. McNeil is entitled to commercialize senicapoc outside the United States, including in Canada if we do not elect to copromote in that country, pursuant to an exclusive license and is required to pay us a royalty on net product sales. Senicapoc has received fast track designation and orphan drug designation from the FDA. Please see “Our Collaborations – McNeil” for a discussion of our collaboration with McNeil.

Lead Compounds for Epilepsy and Neuropathic Pain

We have identified lead compounds that target a potassium channel located primarily on the membrane of nerve cells, or neurons, present in particular regions of the central and peripheral nervous system. We are developing these compounds for the treatment of epilepsy and neuropathic pain. We have retained all worldwide rights to these compounds.

Lead Compounds for Epilepsy

Disease overview. Epilepsy is a disorder characterized by episodic abnormal electrical activity in the brain resulting in seizures. There are many causes of epilepsy, including a history of trauma to the brain, tumor, bleeding, metabolic conditions and genetic conditions. There are three principal types of epilepsy:

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

Market opportunity and current treatment. Epilepsy represents a large and growing market opportunity. According to the Epilepsy Foundation, there is an estimated prevalence of 2.5 million patients in the United States, with approximately 180,000 new cases diagnosed in the United States each year. Sales of drugs currently marketed for the treatment of epilepsy totaled approximately $8.9 billion in the United States during 2006, according to IMS Health. These sales included prescriptions of these drugs for both epilepsy and other indications, including neuropathic pain. Despite the variety of drugs currently available, approximately one-third of the epilepsy patient population remains resistant to currently available medical treatment according to Brain, a journal of neurology.

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

A Phase I trial of a compound, ICA-69673, from a different chemical class than our current lead compounds against this same target was initiated in 2004 and discontinued in 2005 for reasons that we believe were compound specific. The most advanced of our current lead compounds is currently in advanced preclinical studies. However, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical studies does not mean that subsequent clinical trials will confirm the earlier findings.

Lead Compound for Atrial Fibrillation

The lead compound for atrial fibrillation is a small molecule ion channel inhibitor that we discovered in collaboration with Bristol-Myers Squibb. This compound targets a particular potassium channel located primarily on the membrane of atrial cardiac muscle cells. Bristol-Myers Squibb is developing this compound for the chronic treatment of atrial fibrillation. This compound is intended to be taken orally and is being developed for once-a-day or twice-a-day dosing. We have granted Bristol-Myers Squibb worldwide exclusive rights to this compound pursuant to a license under which we are entitled to payments if specified development and regulatory milestones are achieved. We are also entitled to royalties on net product sales.

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

The heart is comprised of electrical conducting cells and muscle cells, called myocytes. Under normal circumstances, the electrical conducting cells send a synchronized electrical signal to the myocytes, providing for coordinated contraction and well-timed blood flow through the heart. Failure of the electrical impulse to be transmitted normally through the electrical conducting cells or the myocytes can result in an irregular heart rhythm, called an arrhythmia, such as atrial fibrillation.

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

Lead compound for atrial fibrillation. The lead compound for atrial fibrillation, discovered by Bristol-Myers Squibb in collaboration with us, targets a particular potassium ion channel that is selectively expressed in human atrial myocytes, but not in human ventricular myocytes. In preclinical studies conducted by us, Bristol-Myers Squibb or jointly by the parties, this compound:

•	extends the refractory period in atrial myocytes in vitro without affecting that of ventricular myocytes;

•

does not increase the incidence of life threatening ventricular arrhythmias, such as torsades de pointes, in animal studies, as do many antiarrhythmic drugs currently used for the conversion of atrial fibrillation to the normal cardiac rhythm; and

•	demonstrates an acceptable safety and toxicity profile.

However, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical studies does not mean that subsequent clinical trials will confirm the earlier findings.

In 2004, Bristol-Myers Squibb completed an initial Phase I safety study of another compound. The trial was a single-dose escalation study in healthy volunteers. We understand that in this study the compound demonstrated an acceptable safety and toxicity profile. Subsequently, Bristol-Myers Squibb initiated a Phase I proof-of-concept study in 2004. As a result of slow enrollment into that proof-of-concept study, during the fourth quarter of 2005 Bristol-Myers Squibb decided to discontinue the development of that compound in favor of a backup compound with superior pharmacokinetic properties. Bristol-Myers Squibb is currently conducting preclinical studies on this compound.

Lead Compounds for Dementia, Including Alzheimer’s Disease, and ADHD

We have collaborated with Astellas to discover small molecule ion channel inhibitors that target a particular potassium channel located on the membrane of neurons in the hippocampus, a region of the brain that has been demonstrated to be important in the formation of memories and other central nervous system, or CNS, functions, as well as in certain other areas of the central nervous system. Astellas is developing certain of these compounds for the chronic treatment of memory loss associated with aging, such as occurs in dementia, including Alzheimer’s disease. We are evaluating certain other of these compounds for potential development in certain other CNS indications, such as ADHD. We had considered developing these compounds for sleep disorders but are no longer pursuing this indication.

During 2004, Astellas selected one of these compounds for advanced preclinical studies. During 2005, Astellas decided not to pursue further development of that particular compound but instead decided to evaluate other lead compounds. Astellas holds worldwide exclusive rights to certain of these compounds pursuant to a license under which we are entitled to payments if specified development and regulatory milestones are achieved. We are also entitled to royalties on net product sales. We have the right to develop certain other compounds for certain other CNS indications, including ADHD, for which Astellas will be entitled to receive royalties on net product sales.

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

The prevalence of ADHD is estimated at three to seven percent of children, and the disorder frequently persists into adulthood. Drugs currently used for the treatment of ADHD include Ritalin, Concerta, Adderall and Strattera. Combined sales of these agents were approximately $2.9 billion in the United States during 2006, according to IMS Health. Although approximately 70 to 80 percent of patients treated with these agents show improvement, some patients are not adequately treated with currently available therapies. Side effects associated with these drugs include appetite suppression, stomachache, headache and deceleration in rate of growth. In addition, one of these agents has recently been associated with potential liver toxicity.

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

Research Programs

We believe that many of the ion channel targets we have identified offer opportunities to discover and develop novel therapies for a wide range of human diseases. We are currently pursuing research programs in two principal areas: pain disorders and inflammatory disorders. In each of these programs we have identified multiple validated ion channel targets and compounds with demonstrated in vitro and, in many cases, in vivo activity. In order to focus our research efforts, we have decided to no longer actively pursue our glaucoma program. The assets from this program remain available to us should we seek to expand our research efforts into this area in the future. We also intend to initiate new research programs in disease areas in which we believe that our approach offers clinically meaningful therapeutic advantages and for which there is a significant unmet medical need and commercial opportunity.

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

Our Collaborations

A key element of our strategy is to establish strategic collaborations with leading pharmaceutical and biotechnology companies. We have entered into collaborations with McNeil, Bristol-Myers Squibb, Astellas and Abbott Laboratories. These collaborations provide us with an opportunity to extend our ion channel drug discovery technology into additional therapeutic areas and to benefit from the research, development and commercialization capabilities of our collaborators as well as to augment our financial resources. In the research phase of each of our collaborations with Bristol-Myers Squibb, Astellas and Abbott, our collaborators devoted substantial scientific and financial resources to our joint discovery efforts.

McNeil

In June 2004, we entered into collaboration and copromotion agreements with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. Pursuant to the collaboration arrangement, McNeil paid us an initial upfront payment of $10.0 million and a milestone payment of $5.0 million upon acceptance of the protocol for our pivotal Phase III trial by the FDA. McNeil is potentially obligated to pay us up to an additional $48.0 million in milestone payments based on the achievement of specified clinical and regulatory milestones.

Under the terms of the agreements, we and McNeil have agreed to copromote senicapoc in the United States and share equally in profits and losses from the commercialization of senicapoc in the United States. We are also entitled to copromote senicapoc with McNeil, at our option, in Canada. We refer to the territories in which we copromote senicapoc with McNeil as the copromotion territory. In calculating profits and losses in the copromotion territory, each party’s sales force costs generally are excluded, since each party generally is required to provide 50% of the overall sales force efforts. Under the collaboration agreement, we granted McNeil a worldwide exclusive license to senicapoc and other compounds covered by a specific patent. McNeil is entitled, subject to specified rights retained by us, to commercialize senicapoc and the other licensed compounds outside the copromotion territory pursuant to this license and is required to pay us a royalty on net product sales.

We and McNeil have agreed to fund equally the ongoing development costs incurred pursuant to an agreed upon development plan for senicapoc in the copromotion territory for sickle cell disease. McNeil is required to fund all development costs outside of the copromotion territory.

The term of the copromotion and profit and loss sharing arrangements in the copromotion territory extends so long as both parties are developing and commercializing senicapoc, but at least until the later of 15 years after commercial launch in the United States and the expiration of the patent rights licensed to McNeil in the copromotion territory. Each party has the right thereafter to continue developing and commercializing senicapoc unilaterally if the other party elects to cease joint development and commercialization. The payment of royalties to us by McNeil based on net product sales of senicapoc outside the copromotion territory extends, on a country-by-country basis, until the later of 15 years after commercial launch and the expiration of the last-to-expire patent rights licensed to McNeil in the country.

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

We and McNeil have agreed that, except for products that are part of our collaboration, for the period from the effective date of the collaboration until the earlier of the seventh anniversary of the effective date or the third anniversary of the commercial launch of senicapoc in the United States, neither we nor McNeil will manufacture or sell specified types of pharmaceutical products for the treatment of sickle cell disease.

If McNeil fails to use commercially reasonable efforts to develop and commercialize senicapoc in specified countries outside the United States, we have the right to terminate McNeil’s licenses in the specified countries. McNeil may terminate the collaboration without cause upon three months’ prior notice following a period of two years from the inception of the collaboration. McNeil also may terminate the collaboration based upon an FDA requirement to stop clinical trials of senicapoc upon six months’ prior notice if the requirement is not withdrawn during the six-month notice period. Either party may terminate the collaboration agreement or the copromotion agreement in the event of a material breach by the other party or the bankruptcy of the other party.

In addition, both we and McNeil have rights to terminate the copromotion agreement for specified failures by the other party to perform required detailing. McNeil also has the right to terminate the copromotion agreement for convenience after the end of the exclusivity period with respect to senicapoc as to sickle cell disease. In the event of a termination of the copromotion agreement as a result of a detail shortfall by McNeil or by McNeil for convenience, McNeil’s rights under the collaboration agreement become limited in various ways, including the conversion of its right to share in profits and losses from the products being copromoted at the time of termination into a right to receive a royalty on net product sales or a share of sublicense income. In the event of a termination of the copromotion agreement as a result of a detail shortfall by us, the profit and loss sharing arrangement remains in place in the copromotion territory, but McNeil is entitled to include all of its sales force costs in subsequent calculations of profits and losses in the copromotion territory. We have the right to terminate the copromotion agreement for convenience during a specified period prior to the commercial launch of senicapoc. If we exercise this right, the profit and loss sharing arrangement remains in place in the copromotion territory, but McNeil is entitled to include all of its sales force costs in calculations of profits and losses in the copromotion territory. If the copromotion agreement is not terminated earlier, it expires upon the expiration or termination of the collaboration agreement.

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

We and McNeil have also agreed that if either party identifies specified development and commercialization opportunities involving senicapoc for indications other than sickle cell disease or other specified blood disorders or involving licensed compounds other than senicapoc, the parties will include the identified opportunities in the collaboration if both parties agree to so include them. If the parties do not agree to include an identified opportunity in the collaboration, the identifying party has the right to unilaterally develop and commercialize the opportunity subject to royalty and sublicense income sharing obligations to the non-identifying party and a right of first refusal by the non-identifying party as to specified sublicensing arrangements involving the opportunity.

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

Under the terms of the agreements, McNeil may fulfill its obligations by utilizing personnel and resources from other of its affiliated operating companies. In connection with an internal reorganization, McNeil has transitioned certain of its responsibilities with regard to our collaboration to other of its affiliated operating companies, including Johnson & Johnson Pharmaceutical Research and Development, LLC, a company that researches and develops prescription medications within Johnson & Johnson. Progress on the development program for senicapoc has continued as planned during this transition.

Bristol-Myers Squibb

In October 1997, we entered into a collaboration with Bristol-Myers Squibb to discover, develop and commercialize novel small molecule drugs that act on a specified ion channel target and that are identified as potential treatments for atrial fibrillation. Our collaborative research and development efforts with Bristol-Myers Squibb resulted in the identification of lead compounds for atrial fibrillation. In connection with this collaboration agreement, Bristol-Myers Squibb has paid us a total of $9.4 million through December 31, 2003, comprised of an upfront license fee and payments for research and development activities. The research phase of this collaboration was completed in September 2003.

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

Abbott

We have entered into two collaborations with Abbott. Our first collaboration with Abbott, which was initiated in 1997, expanded in 2000 and discontinued in 2001 concurrent with the formation of our second collaboration, was focused on the development and commercialization of compounds active at specified ion channel targets for the treatment of urologic disorders. Our second collaboration with Abbott, which was initiated in 2001 and concluded on December 31, 2005, was focused on the development and commercialization of compounds active at a specified ion channel target for the treatment of neuropathic pain. We understand that Abbott is no longer pursuing the development of compounds discovered under these collaborations.

Research and Development

For the years ended December 31, 2006, 2005 and 2004, the Company spent approximately $28.8 million, $25.9 million, and $20.4 million, respectively, on research and development activities. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2006 – $8.4 million; 2005 – $8.8 million; and 2004 – $6.5 million. For more information regarding our research and development expenses, please see “Financial Operations Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of February 28, 2007, we owned approximately 50 United States patents and approximately 30 United States patent applications as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to the composition of matter, pharmaceutical formulations and methods of use of many of our compounds, including senicapoc and the lead compound that we are developing for the treatment of epilepsy and neuropathic pain. We consider two patents directed at senicapoc and one application covering the chemotype which includes the lead compound that we are developing for the treatment of epilepsy and neuropathic pain to be material to our business.

The patent rights relating to senicapoc owned or licensed by us consist of two issued United States patents, one that expires in 2014 and a second, which is a composition of matter patent, that expires in 2019, and counterpart patents and patent applications in a number of other jurisdictions, including Europe and Japan. The patent rights relating to the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain owned by us consist of two United States patent applications and counterpart patent applications in a number of other jurisdictions, including Europe and Japan. Bristol-Myers Squibb holds the patent rights relating to the lead compound for atrial fibrillation. United States patents generally have a term of 20 years from the date of nonprovisional filing.

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

In February 2000, we entered into an agreement with CMCC for a worldwide exclusive license to products covered by the licensed patent rights. The patent rights licensed to us by CMCC include patent rights directed to the use of compounds such as senicapoc for most fields of human and veterinary therapeutics and diagnostics. We have the right to grant sublicenses under this license. Patents licensed under our agreement with CMCC expire over the period from 2012 through 2016.

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

We are obligated to pay CMCC specified amounts with respect to any sublicense income received by us. In connection with our collaboration with McNeil, this sublicense income includes upfront and milestone payments, royalties and our share of profits in the copromotion territory under our collaboration agreement with McNeil. McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of senicapoc by the FDA, $650,000 of which we paid to CMCC. Pursuant to the McNeil collaboration agreement, we are responsible for all amounts due to CMCC other than in respect of our share of profits in the copromotion territory, which we and McNeil have agreed to share equally.

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

Our royalty obligation with respect to each licensed product extends until the expiration of the last-to-expire patent, which is September 16, 2014 with respect to licensed products containing senicapoc, licensed from CMCC covering the licensed product in any country. Upon the later of the expiration of the last-to-expire licensed patent or February 2015, the agreement expires.

The agreement obligates us to use good faith and diligent efforts to develop senicapoc in accordance with an agreed development timetable and to use good faith and diligent efforts to commercialize one or more licensed products. CMCC has the right to terminate the agreement if we breach the agreement and fail to cure our breach within specified cure periods or in the event of our bankruptcy, liquidation, dissolution or cessation of operations.

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

There are currently approved therapies for the diseases and conditions addressed by our drug candidate that is undergoing clinical trials and for the diseases and conditions that are the subjects of our principal preclinical development programs. Specifically,

•	Hydroxyurea is used on a chronic basis to reduce the incidence of vaso-occlusive crises associated with sickle cell disease;

•	drugs such as Neurontin, Depakote and Lamictal are approved for the treatment of epilepsy and, in the case of Neurontin, prescribed for neuropathic pain;

•	Cymbalta and Lyrica are approved for the treatment of specified types of neuropathic pain;

•	Amiodarone, Sotalol and Dofetilide are used for the treatment of atrial fibrillation;

•	Reminyl, Aricept and Exelon are approved for the treatment of Alzheimer’s Disease; and

•	several drugs, including Ritalin, Concerta, Adderall and Strattera are approved for the treatment of ADHD.

See “Clinical and Preclinical Programs.” There are also a number of companies working to develop new drugs and other therapies for these diseases that are undergoing clinical trials. The key competitive factors affecting the success of all of our drug candidates are likely to be their efficacy, safety, convenience and price.

There are a number of product candidates that have orphan drug designation from the FDA for sickle cell disease. Because these product candidates are not for the same drug as senicapoc, a decision by the FDA to approve these product candidates and their obtaining orphan drug exclusivity would not limit our ability to develop and commercialize senicapoc.

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

Orphan Drug Designation

We have received an orphan drug designation from the FDA for our product candidate senicapoc for the treatment of sickle cell disease. The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity.

Fast Track Designation

We have obtained fast track designation from the FDA for our product candidate senicapoc for the treatment of sickle cell disease. The FDA’s fast track programs, one of which is fast track designation, are designed to facilitate the development and review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for the conditions. Fast track designation applies to a combination of the product and the specific indication for which it is being studied. Thus, it is the development program for a specific drug for a specific indication which receives fast track designation. The sponsor of a product designated as being in a fast track drug development program may engage in close early communication with the FDA including through timely meetings and feedback on clinical trials. Products in fast track drug development programs also may receive priority review or accelerated approval and sponsors may be able to submit portions of an application before the complete application is submitted. The FDA may notify a sponsor that its program is no longer classified as a fast track development program if the fast track designation is no longer supported by emerging data or the designated drug development program is no longer being pursued.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of senicapoc or for compounds that we are testing in our preclinical programs. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop, other than small amounts of compounds that we synthesize ourselves for preclinical testing.

Pursuant to our collaboration with McNeil, McNeil has decision making authority with respect to the manufacture of senicapoc. We contract with one third-party manufacturer to supply us with the senicapoc bulk drug substance and a second manufacturer to perform fill/finish services. We obtain our supplies of the product candidates from both of these manufacturers on a purchase order basis. If either of these manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements.

All of our drug candidates are organic compounds of low molecular weight, generally called “small molecules.” We have selected these compounds not only on the basis of their efficacy and safety, but also for their ease of synthesis and the low cost of their starting materials. In particular, senicapoc and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain are both manufactured in a simple synthetic process from readily available starting materials. There are no complicated chemistries or unusual equipment required in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Sales and Marketing

If we receive regulatory approval for our product candidates, we plan to commence commercialization activities by building a focused sales and marketing organization complemented by copromotion and other arrangements with pharmaceutical or biotechnology collaborators. Our sales and marketing strategy is to:

•

Build our own domestic sales force. We believe that we can access key prescribing physicians in the United States for a number of the drug candidates that we are developing through a relatively small, specialized sales force. In particular, we believe that such a sales force could address the community of hematologists who are the key specialists in treating sickle cell disease, for which we are developing senicapoc, and neurologists who are the key specialists in treating epilepsy, for which we have a preclinical program with lead compounds in development.

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

•

Establish marketing and sales alliances. We plan to selectively enter into new strategic alliances with leading pharmaceutical and biotechnology companies to assist us in advancing our drug discovery and development programs. We also plan to retain United States marketing and sales rights or copromotion rights for our product candidates for which we receive marketing approvals in situations in which we believe it is possible to access the market through a focused, specialized sales force. For example, in 2004 we entered into such an alliance with McNeil to copromote senicapoc in the United States and, at our option, Canada. For situations in which a large sales force is required to access the market and with respect to markets outside of the United States, we generally plan to commercialize our drug candidates through various types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

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

Employees

As of February 28, 2007, we had 64 full-time employees, including 29 with doctoral degrees. Of our workforce, 54 employees are engaged in research and development and 10 are engaged in business development, finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of Delaware in November 1992. Our principal executive offices are located at 4222 Emperor Boulevard, Suite 350, Durham, North Carolina 27703, and our telephone number is (919) 941-5206.

Available Information

We maintain a website at www.icagen.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file those reports with, or furnish them to the Securities and Exchange Commission, or the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.icagen.com, or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of February 28, 2007 are as follows:

Name	Age	Position
P. Kay Wagoner, Ph.D.	58	President, Chief Executive Officer and Director

Richard D. Katz, M.D.	43	Senior Vice President, Finance and Corporate Development, Chief Financial Officer and Treasurer

Edward P. Gray, J.D.	57	Senior Vice President, Intellectual Property, Chief Patent Counsel and Secretary

Seth V. Hetherington, M.D.	54	Senior Vice President, Development and Regulatory Affairs

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

Seth V. Hetherington, M.D. Dr. Hetherington has been our senior vice president, development and regulatory affairs since June 2006. From June 2002 to June 2006, Dr. Hetherington served as Vice President, Clinical Development and Chief Medical Officer at Inhibitex, Inc., a biotechnology company. From May 1995 to June 2002, Dr. Hetherington held positions of increasing responsibility in clinical development, most recently Clinical Program Head, at GlaxoSmithKline and Glaxo Wellcome. Prior to joining Glaxo Wellcome, Dr. Hetherington held appointments at several leading academic medical centers, including the University of Tennessee, St. Jude Children’s Research Hospital in Memphis and Albany Medical College. Dr. Hetherington earned his M.D. at the University of North Carolina, Chapel Hill.

Our officers are elected on an annual basis and serve at the discretion of our Board of Directors.

ITEM 1A—RISK FACTORS

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of December 31, 2006, we had an accumulated deficit of $100.7 million. We have incurred losses in each year since our inception in 1992. Our net losses were $24.8 million in 2006, $20.2 million in 2005 and $16.7 million in 2004. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our private placement completed on February 6, 2007 and funding by McNeil of its share of senicapoc development costs, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 18 months. Our future capital requirements will depend on many factors, including:

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

If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On October 27, 2006, we received notice from the Nasdaq Listing Qualifications Department that our common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. On January 17, 2007, we were notified by Nasdaq that we had regained compliance with this listing requirement. Since regaining compliance, the closing bid price of our common stock has remained above $1.00 in compliance with the minimum bid price requirement.

Notwithstanding that the trading price of our common stock currently exceeds the minimum bid price required to maintain compliance with the Nasdaq Global Market listing requirements, it is possible that the minimum bid price of our common stock could fall below the required level. We may seek shareholder approval to effect a reverse stock split to prevent our common stock from dropping below the minimum bid price requirement; however, a reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

If we fail to continue to meet all applicable Nasdaq Global Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. This delisting could also impair the value of your investment.

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

We initiated a pivotal Phase III clinical trial of senicapoc for the chronic treatment of sickle cell disease in the first quarter of 2005. This clinical trial may not be successful. Following a planned interim analysis of safety, efficacy and futility by the DMC, the DMC recommended that enrollment continue only for patients on background hydroxyurea therapy. For currently enrolled patients not on hydroxyurea, the DMC recommended that the study drug be discontinued and that patients proceed to the end of study follow-up period. The DMC noted further that there were no specific safety issues identified. The DMC subsequently conducted a follow-up review of updated data on patients on background hydroxyurea therapy and did not recommend any further changes to the protocol.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether planned clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. For example, in our Phase III trial of senicapoc, the DMC recommended a modification to the protocol, as described above. This protocol modification may extend the timeline for completion of the study and may result in the need for additional studies. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

Risks Related to Our Dependence on Third Parties for Manufacturing,

Research and Development and Marketing and Distribution Activities

We depend significantly on collaborations with third parties to discover, develop and commercialize some of our product candidates.

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to three such collaborations, with McNeil, Bristol-Myers Squibb and Astellas. In 2006, research funding from our collaboration with McNeil accounted for 100% of our total net revenues. Research funding under our collaboration agreements with Bristol-Myers Squibb and Astellas has ended. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

•

our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries. For example, in May 2004 our collaborator Yamanouchi signed a definitive merger agreement with Fujisawa Pharmaceutical Co., Ltd., which took effect on April 1, 2005, and Yamanouchi and Fujisawa were renamed Astellas Pharma Inc. As another example, during 2006 Johnson & Johnson acquired the Consumer Healthcare Business of Pfizer Pharmaceuticals, and is integrating this unit with McNeil; and

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

Under our collaboration agreement with McNeil, we are restricted from conducting specified types of manufacturing and commercialization activities.

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

In June 2004, we entered into a collaboration with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. The collaboration involves a complex sharing of control over decisions, responsibilities and costs and benefits. McNeil may terminate the collaboration relationship without cause upon three months prior notice. McNeil may also terminate the collaboration relationship based upon an FDA requirement to stop clinical trials of senicapoc upon six months prior notice if the requirement is not withdrawn during the six-month notice period. Any loss of McNeil as a collaborator in the development or commercialization of senicapoc, dispute over the terms of, or decisions regarding, the collaboration or other adverse development in our relationship with McNeil would materially harm our business.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. We rely on Quintiles Transnational Corp. for the performance of most of our clinical trials. One of our directors, Dr. Dennis B. Gillings, is executive chairman and chief executive officer, and a member of the board of directors, of Quintiles Transnational Corp., and PharmaBio Development Inc. d/b/a NovaQuest, the holder of 4.8% of our outstanding capital stock, is a wholly owned subsidiary of Quintiles Transnational Corp.

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

Regulatory approval to market a drug product does not assure that the product will be eligible for coverage by third-party payors or, assuming it is covered, that it will receive a profitable price. The process for obtaining third-party coverage and payment is costly and time-consuming. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our products may not be considered medically necessary or cost- effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

A new Medicare prescription drug benefit program took effect in January 2006. While coverage provided through this program may increase demand for our products, participating suppliers are required to negotiate prices with drug procurement organizations on behalf of Medicare beneficiaries, and these procurement organizations may establish restrictive lists, or formularies, that limit which drugs are eligible for coverage. These prices are likely to be lower than we might otherwise obtain. Future legislation might allow government agencies to negotiate prices directly with drug companies, which could lead to even lower prices. Drugs sold to state-operated Medicaid programs are subject to mandatory rebate agreements that require quarterly payments to states based on the drug’s average manufacturer price and best price. Private, non-governmental third-party payors frequently base their coverage policies and the prices they are willing to pay on the policies and payment rates under the Medicare and Medicaid programs.

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

In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our products.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider retaining Dr. P. Kay Wagoner, our president and chief executive officer, to be key to our efforts to develop and commercialize our product candidates. All of our employees, other than Dr. Wagoner, Dr. Richard D. Katz, Dr. Seth V. Hetherington and Mr. Edward P. Gray, are at-will employees and can terminate their employment at any time. Our employment agreements with Dr. Wagoner, Dr. Katz, Dr. Hetherington and Mr. Gray are terminable by them on short notice.

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

Risks Relating to Our Private Placement

The number of shares of our common stock outstanding has increased substantially as a result of the private placement that closed on February 6, 2007, and certain purchasers beneficially own significant blocks of our common stock; upon registration under the Securities Act of 1933, as amended, or the Securities Act, these shares will be generally available for resale in the public market.

Upon the closing of a private placement on February 6, 2007, we issued to a group of institutional and other accredited investors a total of 15,423,640 shares of our common stock, plus warrants to purchase a total of 5,398,256 additional shares of common stock. We refer to this transaction as the private placement. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the private placement. Certain purchasers in the private placement will have significant influence over the outcome of any stockholder vote, including the election of directors and the approval of mergers or other business combination transactions.

Under the securities purchase agreement for the private placement, we have agreed to file a registration statement with the SEC covering the resale of the 15,423,640 shares of common stock issued in the private placement and the 5,398,256 shares of common stock issuable upon exercise of the warrants. Upon such registration of the shares issued in the private placement, these shares will become generally available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

If we do not obtain and maintain effectiveness of the registration statement covering the resale of the shares issued in the private placement, we will be required to pay certain liquidated damages, which could be material in amount.

The terms of the securities purchase agreement that we entered into in connection with the private placement require us to pay liquidated damages to the purchasers in the private placement in the event that we do not file the registration statement with the SEC within 30 days after the closing, the registration statement does not become effective or its effectiveness is not maintained beginning 90 days after the closing (if the registration statement is not reviewed by the SEC) or 120 days after the closing (if it is so reviewed) or, after the registration statement is declared effective by the SEC, the registration statement is suspended by us or ceases to remain continuously effective as to all registrable securities for which it is required to be effective, with certain specified exceptions. We refer to each of these events as a registration default. Subject to the specified exceptions, for each 30-day period or portion thereof during which a registration default remains uncured, we are obligated to pay each purchaser an amount in cash equal to 1% of that purchaser’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by that purchaser. These amounts could be material, and any liquidated damages we are required to pay could have a material adverse effect on our financial condition.

General Company Related Risks

Our executive officers, directors and principal stockholders have substantial control over us and could limit your ability to influence the outcome of matters submitted to stockholders for approval.

As of February 28, 2007, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 54% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 28, 2007, we had 37,782,857 shares of common stock outstanding. Substantially all of these shares, including, upon the effectiveness of the registration statement to be filed in connection with the private placement, the shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 13,200,000 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has traded on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “ICGN” since our IPO on February 3, 2005. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for our common stock on the Nasdaq Global Market:

2005	High	Low
First Quarter (commencing February 3, 2005)	$8.06	$5.35
Second Quarter	$7.97	$5.96
Third Quarter	$9.99	$6.30
Fourth Quarter	$6.90	$4.69

2006	High	Low
First Quarter	$9.25	$5.29
Second Quarter	$8.26	$4.63
Third Quarter	$5.00	$0.83
Fourth Quarter	$1.10	$0.66

On February 28, 2007, there were 136 stockholders of record of our common stock. On February 28, 2007, the last sale price reported on the Nasdaq Global Market for our common stock was $2.34 per share.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from February 3, 2005, the date of our initial public offering, through December 31, 2006 with the cumulative total return on the Nasdaq Market Index and the Nasdaq Biotechnology Index. Each comparison assumes the investment of $100 on February 3, 2005 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

	February 3, 2005	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Icagen, Inc.	$100	$87.12	$107.53	$92.47	$88.36	$113.70	$68.49	$12.60	$13.84
The Nasdaq Market Index	100	97.11	100.49	104.99	107.95	114.50	106.88	111.15	119.14
The Nasdaq Biotechnology Index	100	91.85	97.19	114.43	116.96	121.26	108.86	113.16	115.33

The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the fourth quarter of 2006.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2006, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2006 and December 31, 2005 and for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Selected statement of operations data:
Collaborative research and development revenues:
Research and development fees	$1,953	$4,454	$4,643	$5,015	$6,911
Reimbursed research and development costs	6,467	4,340	1,851	447	439

Total collaborative research and development revenues	8,420	8,794	6,494	5,462	7,350
Operating expenses:
Research and development	28,820	25,906	20,390	17,289	14,472
General and administrative	5,907	4,589	3,041	2,390	1,782

Total operating expenses	34,727	30,495	23,431	19,679	16,254

Loss from operations	(26,307)	(21,701)	(16,937)	(14,217)	(8,904)
Other income, net	1,499	1,452	214	47	307

Net loss	(24,808)	(20,249)	(16,723)	(14,170)	(8,597)
Gain on redemption of Series G preferred stock	—	—	—	7,719	—

Net loss attributable to common stockholders	$(24,808)	$(20,249)	$(16,723)	$(6,451)	$(8,597)

Basic and diluted net loss per share attributable to common stockholders	$(1.12)	$(1.03)	$(10.61)	$(4.61)	$(6.82)

Weighted average common shares outstanding—basic and diluted	22,219,662	19,636,848	1,575,923	1,399,190	1,260,069

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Selected balance sheet data:
Cash and cash equivalents	$25,131	$47,763	$30,217	$32,434	$26,561
Working capital	19,571	42,394	26,756	30,147	24,054
Total assets	30,815	54,393	38,137	36,647	30,923
Equipment debt financing, less current portion	774	1,194	732	925	1,087
Accumulated deficit	(100,740)	(75,932)	(55,683)	(38,960)	(32,509)
Total stockholders’ equity	12,047	33,992	17,227	32,097	26,429

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. Our four most advanced programs are:

•

senicapoc for sickle cell disease. We initiated a pivotal Phase III clinical trial of senicapoc in the first quarter of 2005. In June 2004, we entered into collaboration and copromotion agreements with McNeil relating to the development and commercialization of senicapoc;

•	lead compounds for epilepsy and neuropathic pain, for which we are conducting preclinical studies;

•	a compound for atrial fibrillation, for which our collaborator Bristol-Myers Squibb is conducting preclinical studies; and

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

Since our inception, we have incurred substantial losses and, as of December 31, 2006, we had an accumulated deficit of $100.7 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

The successful development of our product candidates is highly uncertain. We estimate that we will incur at least approximately $15.0 million over the course of the next two years, representing our portion of the development costs in our collaboration with McNeil, to complete the clinical development of senicapoc through the filing of an NDA in the U.S. and at least approximately $6.0 million over the course of the next two years to complete Phase I trials and, if the Phase I results are favorable, initiate Phase II trials of one of the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain. We cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the remainder of the development of, or the period in which material net cash inflows will commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

However, we do not expect to generate product revenue in any event earlier than 2009. If any of our programs experience delays or do not result in a commercial product, we would not generate revenue from that program in a timely manner or at all.

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

In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of senicapoc by the FDA, $650,000 of which we paid to CMCC in 2005. We are recognizing these payments from McNeil as revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, we recorded both the $10.0 million upfront payment and the $5.0 million milestone payment as deferred revenue, which we are amortizing to revenue over the estimated life of the agreement, which we have estimated to be 15 years. At the time of the execution of the agreement, we did not consider the achievement of the milestone above to represent a separate earnings process, and therefore we have elected to treat this payment in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognize this payment as revenue when received.

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

As of December 31, 2006, we had net operating loss carryforwards of approximately $75.6 million and research and development credit carryforwards of approximately $3.3 million for income tax purposes that begin to expire in the year 2011. Our orphan drug credit carryforwards of $19.4 million as of December 31, 2006 for income tax purposes begin to expire in 2019. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership, including changes resulting from our IPO, pursuant to regulations promulgated under the Internal Revenue Code.

Financial Operations Overview

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for sale before 2009 at the earliest. To date, our revenue has been derived solely from our collaborations with McNeil, Bristol-Myers Squibb, Astellas and Abbott. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2006 – $8.4 million; 2005 – $8.8 million; and 2004 – $6.5 million. During the year ended December 31, 2006, revenues from our collaboration with McNeil accounted for 100% of our total net revenues. Research funding under our collaboration agreements with Bristol-Myers Squibb and Astellas had previously ended in 2003, and research funding under our collaboration agreement with Abbott ended on December 31, 2005.

In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC in 2004, and a milestone payment of $5.0 million upon acceptance of the protocol for our pivotal Phase III clinical trial of senicapoc by the FDA, $650,000 of which we paid to CMCC in 2005. We are recognizing these payments from McNeil as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature.

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

We expense both internal and external research and development costs as incurred. Our collaborators have paid for a portion of our research and development expenses in each of the last three years. We expect that research and development expenditures will continue to increase substantially during 2007 and subsequent years due to:

•

the conduct in collaboration with McNeil of a comprehensive clinical development program of senicapoc for the treatment of sickle cell disease. Under the terms of our collaboration with McNeil, we and McNeil have agreed to fund equally the continued development of senicapoc in the copromotion territory;

•	preclinical studies to select a compound for the treatment of epilepsy and neuropathic pain to advance into clinical development and through Phase I clinical trials; and

•	the continued development of our research programs.

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

	Year ended December 31,
Development Program	2006	2005	2004
	(in thousands)
Senicapoc	$12,971	$9,790	$5,961
Lead compounds for epilepsy and neuropathic pain	1,655	2,205	1,926

Total	$14,626	$11,995	$7,887

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

None of our drug candidates has received FDA or foreign regulatory marketing approval. We completed a Phase II clinical trial for senicapoc in 2004 and are conducting a pivotal Phase III clinical trial of this product candidate in collaboration with McNeil. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our or our collaborators’ clinical data establishes the safety and efficacy of the drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of some of our products, such as our ongoing collaborations with McNeil, Bristol-Myers Squibb and Astellas and our prior collaboration with Abbott. In situations in which third parties have control over the preclinical development or clinical trial process for a product, the estimated completion date is largely under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements will affect our development plan or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product. However, we do not expect to generate product revenue in any event earlier than 2009.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel serving finance, accounting, intellectual property, information technology, human resource and administrative functions. Other costs include facility costs not included in research and development expense, insurance, professional fees for legal, accounting and public relations services and the legal costs of pursuing patent protection for our intellectual property. We expect that general and administrative expenditures will increase during 2007 and subsequent years due to increasing payroll, public company expenses, our initial commercialization expenses if we receive marketing approvals, business development costs and expanded operational infrastructure.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on equipment debt financing.

Other Income

Other income consists of sublease income from space we are not currently occupying.

Results of Operations

Comparison of Years Ended December 31, 2006 and December 31, 2005

Collaborative Research and Development Revenue

Collaborative research and development revenues decreased by $374,000, or 4%, to $8.4 million for the year ended December 31, 2006 from $8.8 million for the year ended December 31, 2005. This decrease reflects a decrease of approximately $2.8 million in connection with our collaboration with Abbott, which concluded on December 31, 2005, partially offset by an increase of approximately $2.4 million in connection with our collaboration with McNeil for the further clinical development of senicapoc.

Research and Development Expense

Research and development expense increased by $2.9 million, or 11%, to $28.8 million for the year ended December 31, 2006 from $25.9 million for the year ended December 31, 2005. The increase was due primarily to an increase of $3.2 million related to the development of senicapoc for the treatment of sickle cell disease, an increase of $418,000 related to stock-based compensation, an increase of $223,000 in expense related to pharmacology studies and expense related to our inflammation and other pain studies, an increase of $149,000 in salary and benefits expense, and an increase of $110,000 related to relocation and recruiting expenses, partially offset by a decrease of $550,000 in expense related to our lead compounds for epilepsy and neuropathic pain, a decrease of $247,000 in patent expense, a decrease of $186,000 in depreciation expense and a decrease of $143,000 in expenses for laboratory supplies.

General and Administrative Expense

General and administrative expense increased by $1.3 million, or 29%, to $5.9 million for the year ended December 31, 2006 from $4.6 million for the year ended December 31, 2005. The increase was due primarily to an increase of $735,000 in stock-based compensation expense, an increase of $343,000 in salary and benefits expense, an increase of $287,000 in pre-commercialization expenses for senicapoc, and an increase of $109,000 in legal expenses, partially offset by a decrease of $172,000 in fees for consulting and professional services primarily related to consulting fees incurred in preparing for Sarbanes-Oxley regulatory compliance in 2005.

Interest Income and Interest Expense

Interest income increased $100,000, or 6%, to $1.7 million for the year ended December 31, 2006 from $1.6 million for the year ended December 31, 2005. The increase in interest income was attributable to increased interest rates.

Interest expense increased $36,000, or 20%, to $213,000 for the year ended December 31, 2006 from $177,000 for the year ended December 31, 2005. The increase in interest expense was attributable to increased interest rates.

Comparison of Years Ended December 31, 2005 and December 31, 2004

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $2.3 million, or 35%, to $8.8 million for the year ended December 31, 2005 from $6.5 million for the year ended December 31, 2004. This increase reflects an increase of approximately $3.4 million due to increased revenues from our collaboration with McNeil for the further clinical development of senicapoc, which was initiated in June 2004, partially offset by a decrease of approximately $607,000 related to our collaboration with Abbott and a decrease of approximately $500,000 due to the recognition of a milestone payment from Astellas during 2004.

Research and Development Expense

Research and development expense increased by $5.5 million, or 27%, to $25.9 million for the year ended December 31, 2005 from $20.4 million for the year ended December 31, 2004. The increase was due primarily to an increase of $3.9 million related to the development of senicapoc for the treatment of sickle cell disease, an increase of $464,000 in salary and benefits expense due to normal annual increases in salary and benefits expense for existing employees and the addition of new employees, an increase of $283,000 related to the development of our lead compounds for the treatment of epilepsy and neuropathic pain, an increase of $244,000 in laboratory supplies expense, an increase of $199,000 in amortization of deferred compensation expense, an increase of $189,000 in outsourced chemistry expense, and an increase in the aggregate of $272,000 related to increases in consulting, patent and license fee expenses.

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

On February 6, 2007, we completed a private placement of 15,423,640 shares of our common stock and warrants to purchase 5,398,256 million shares of our common stock at an exercise price of $1.45 per share. The private placement resulted in gross proceeds to us of approximately $22.0 million.

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with McNeil, Bristol-Myers Squibb, Astellas and Abbott, proceeds from equipment debt financing and capital leases and interest income. From inception through December 31, 2006, we have raised net proceeds of $114.5 million from our IPO, private equity financings and the exercise of stock options. From inception through December 31, 2006, we have also received $71.3 million in license fees and research and development funding, $7.7 million in proceeds from equipment debt financing and capital leases and $9.3 million in interest income. To date, inflation has not had a material effect on our business.

Cash Flows

At December 31, 2006, our cash and cash equivalents were $25.1 million as compared to $47.8 million at December 31, 2005. Our cash and cash equivalents are highly liquid investments with a maturity of one year or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Net cash used in operating activities was $22.1 million for the year ended December 31, 2006. This reflects a net loss of approximately $24.8 million, a decrease of approximately $1.1 million in deferred revenue, an increase of approximately $95,000 in prepaid expenses and other current and non-current assets, and a decrease of approximately $79,000 in accounts payable and accrued expenses. These amounts were partially offset by $2.5 million of non-cash expenses related to stock-based compensation, $901,000 of non-cash expenses related to depreciation and amortization of property and equipment, a decrease in accounts receivable of $292,000, and $185,000 of non-cash expenses for amortization of technology licenses.

Net cash used in investing activities in the year ended December 31, 2006 was $400,000 and consisted of purchases of property and equipment.

Net cash used in financing activities during the year ended December 31, 2006 was $132,000 and consisted primarily of $738,000 in principal repayments related to our equipment debt financing, partially offset by $335,000 in net proceeds from the exercise of stock options and $271,000 in proceeds from equipment debt financing.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

One of our license agreements is with CMCC. Under this agreement, we are required to pay CMCC royalties on net product sales by us or our affiliates and a share of any sublicense income received by us. This sublicense income includes upfront and milestone payments, royalties and our share of profits in the copromotion territory under our collaboration agreement with McNeil. Pursuant to the McNeil collaboration agreement, we are responsible for all amounts due to CMCC other than in respect of our share of profits in the copromotion territory, which we and McNeil have agreed to share equally. See “Business—Intellectual Property—License

Agreements” above for a description of the CMCC license agreement. We paid CMCC $1.3 million of the $10.0 million upfront payment that we received from McNeil in June 2004, and $650,000 of the $5.0 million milestone payment that we received from McNeil upon acceptance of the protocol for our pivotal Phase III trial by the FDA in February 2005. The amount of payments or obligations to CMCC are recorded on the balance sheet as long-term assets under the category “technology licenses and related costs” and are amortized to expense over the term of the agreement.

The following table summarizes as of December 31, 2006 our contractual obligations for operating leases, equipment debt financing principal and interest payments, annual technology license maintenance fees, and other contractual obligations, including minimum annual royalties. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due By Period
	Total	2007	2008	2009	2010	2011	2012 and Thereafter
	(in thousands)
Operating leases	$558	$342	$120	$62	$34	$—	$—
Equipment debt financing	1,608	746	545	280	37	—	—
Annual technology license maintenance fees	1,008	111	136	111	111	111	428
Other contractual obligations	626	626	—	—	—	—	—

Total	$3,800	$1,825	$801	$453	$182	$111	$428

Other contractual obligations as of December 31, 2006 consisted of $626,000 related to commitments for contract research services for preclinical research and other commitments.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, including the gross proceeds of approximately $22.0 million from our private placement completed in February 2007 and funding by McNeil of its share of senicapoc development costs, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 18 months. Our future capital requirements will depend on many factors, including:

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we must presume that the positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability, or a combination of each. We must recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is met. We must de-recognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met. We may not use a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, a replacement of Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3,

Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of fiscal 2006 did not impact our financial condition or results of operations.

In December 2004, the FASB issued Statement 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

We adopted this standard as of the beginning of our first quarter of 2006 using the modified prospective transition method. See “Note 7—Stock-Based Compensation” to our financial statements included elsewhere in this Annual Report on Form 10-K for a discussion regarding the impact of the adoption of Statement 123(R).

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d –15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes In Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Icagen, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Icagen, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Icagen Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Icagen, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Icagen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Icagen, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Icagen, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 28, 2007

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in the proxy statement for our 2007 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our 2007 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted in the “Investors—Corporate Governance” section of our website, www.icagen.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

The information required to be disclosed by this Item pursuant to Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained in the proxy statement for our 2007 annual meeting of stockholders under the caption “Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is contained in the proxy statement for our 2007 annual meeting of stockholders under the captions “Compensation of our Directors and Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our 2007 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our 2007 annual meeting of stockholders under the caption “Compensation of our Directors and Executive Officers—Securities Authorized for Issuance Under our Equity Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our 2007 annual meeting of stockholders under the captions “Certain Relationships and Transactions with Related Persons” and “Compensation of our Directors and Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our 2007 annual meeting of stockholders under the caption “Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our 2007 annual meeting of stockholders under the caption “Proposal 2—Ratification of the Appointment of Auditors” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Financial Statements

The following financial statements of Icagen, Inc. are included in this report immediately following the signature page:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets at December 31, 2006 and December 31, 2005

•	Statements of Operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004

•	Statements of Stockholders’ Equity for the years ended December 31, 2006, December 31, 2005, and December 31, 2004

•	Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004

•	Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

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

Date: March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ P. KAY WAGONER, PH.D. P. Kay Wagoner, Ph.D.	Director, Chief Executive Officer and President (Principal Executive Officer)	March 6, 2007

/S/ RICHARD D. KATZ, M.D. Richard D. Katz, M.D.	Senior Vice President, Finance and Corporate Development and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2007

/S/ ANDRÉ L. LAMOTTE, SC.D. André L. Lamotte, Sc.D.	Director	March 6, 2007

/S/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 6, 2007

/S/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director	March 6, 2007

/S/ DENNIS B. GILLINGS, PH.D. Dennis B. Gillings, Ph.D.	Director	March 6, 2007

/S/ RICHARD G. MORRISON, PH.D. Richard G. Morrison, Ph.D.	Director	March 6, 2007

/S/ MARTIN A. SIMONETTI Martin A. Simonetti	Director	March 6, 2007

/S/ ADEOYE Y. OLUKOTUN, M.D. Adeoye Y. Olukotun, M.D.	Director	March 6, 2007

ICAGEN, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Icagen, Inc.

We have audited the accompanying balance sheets of Icagen, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icagen, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Icagen, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, to account for stock-based compensation.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 28, 2007

Icagen, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$25,131	$47,763
Accounts receivable	9	301
Prepaid expenses and other	912	1,027

Total current assets	26,052	49,091
Property and equipment, net	1,566	2,130
Technology licenses and related costs, net of accumulated amortization of $705 and $520 as of December 31, 2006 and 2005, respectively	2,183	2,368
Deposits and other	1,014	804

Total assets	$30,815	$54,393

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,919	$2,108
Accrued expenses	2,958	2,848
Current portion of deferred revenue	996	1,086
Current portion of equipment debt	608	655

Total current liabilities	6,481	6,697
Deferred revenue, less current portion	11,513	12,510
Equipment debt financing, less current portion	774	1,194

Total liabilities	18,768	20,401
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized at December 31, 2006 and December 31, 2005; 22,312,266 and 21,991,491 shares issued and outstanding at December 31, 2006 and 2005, respectively	22	22
Additional paid-in capital	112,765	112,883
Deferred compensation	—	(2,981)
Accumulated deficit	(100,740)	(75,932)

Total stockholders’ equity	12,047	33,992

Total liabilities and stockholders’ equity	$30,815	$54,393

See accompanying notes.

Icagen, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2006	2005	2004
Collaborative research and development revenues:
Research and development fees (including related party research fees from Abbott Laboratories of $0, $2,768 and $3,375 in 2006, 2005 and 2004, respectively)	$1,953	$4,454	$4,643
Reimbursed research and development costs	6,467	4,340	1,851

Total collaborative research and development revenues	8,420	8,794	6,494
Operating expenses:
Research and development (including related party expenses to Quintiles Transnational Corp. of $7,515, $4,586 and $2,197 in 2006, 2005 and 2004, respectively)	28,820	25,906	20,390
General and administrative	5,907	4,589	3,041

Total operating expenses	34,727	30,495	23,431

Loss from operations	(26,307)	(21,701)	(16,937)
Other income (expense):
Interest income	1,712	1,612	384
Interest expense	(213)	(177)	(178)
Other income	—	17	8

Total other income, net	1,499	1,452	214

Loss before income taxes	(24,808)	(20,249)	(16,723)
Income taxes	—	—	—

Net loss	$(24,808)	$(20,249)	$(16,723)

Basic and diluted net loss per share	$(1.12)	$(1.03)	$(10.61)

Weighted average common shares outstanding—basic and diluted	22,219,662	19,636,848	1,575,923

See accompanying notes.

Icagen, Inc.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Employee Stock Option Notes Receivable	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2003	$14	$1	$72,281	$(11)	$(1,228)	$(38,960)	$32,097
Exercise of options for 190,993 common shares	—	1	592	(4)	—	—	589
Exercise of warrants for 93,333 Series B shares	—	—	140	—	—	—	140
Repayment of employee stock option notes receivable	—	—	—	15	—	—	15
Deferred compensation related to stock options	—	—	4,103	—	(4,103)	—	—
Amortization of deferred compensation	—	—	—	—	1,109	—	1,109
Net loss	—	—	—	—	—	(16,723)	(16,723)

Balance at December 31, 2004	14	2	77,116	—	(4,222)	(55,683)	17,227
Exercise of options and warrants for 413,978 common shares	—	1	296	—	—	—	297
Public sale of 5,100,000 shares of common stock at $8.00 per share, net of stock issuance costs	—	5	35,337	—	—	—	35,342
Conversion of preferred stock	(14)	14	—	—	—	—	—
Deferred compensation related to stock options and restricted stock units net of forfeitures	—	—	134	—	(134)	—	—
Amortization of deferred compensation	—	—	—	—	1,375	—	1,375
Net loss	—	—	—	—	—	(20,249)	(20,249)

Balance at December 31, 2005	—	22	112,883	—	(2,981)	(75,932)	33,992
Elimination of deferred compensation related to the adoption of SFAS 123R	—	—	(2,981)	—	2,981	—	—
Exercise of options for 320,775 common shares	—	—	335	—	—	—	335
Stock-based compensation expense	—	—	2,528	—	—	—	2,528
Net loss	—	—	—	—	—	(24,808)	(24,808)

Balance at December 31, 2006	—	$22	$112,765	—	—	$(100,740)	$12,047

See accompanying notes.

Icagen, Inc.

Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(24,808)	$(20,249)	$(16,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	901	1,074	1,098
Amortization of technology licenses and related costs	185	184	117
Stock-based compensation	2,528	1,375	1,109
Loss on the disposal of equipment	63	38	21
Write-off of technology licenses and related costs	—	74	—
Changes in operating assets and liabilities:
Accounts receivable	292	201	(436)
Prepaid expenses and other current and non-current assets	(95)	1,175	(1,645)
Accounts payable and accrued expenses	(79)	(116)	2,461
Deferred revenue	(1,087)	(906)	13,745

Net cash used in operating activities	(22,100)	(17,150)	(253)

Investing activities
Acquisition of property and equipment	(400)	(701)	(888)
Purchase of technology licenses and related costs	—	(120)	(1,324)

Net cash used in investing activities	(400)	(821)	(2,212)

Financing activities
Proceeds from sale of common stock, net of stock issuance costs	—	35,342	—
Proceeds from equipment debt financing	271	658	450
Payments on equipment debt financing	(738)	(780)	(946)
Proceeds from exercise of warrants and stock options	335	297	729
Repayment on employee stock option notes receivable	—	—	15

Net cash (used in) provided by financing activities	(132)	35,517	248

(Decrease) increase in cash and cash equivalents	(22,632)	17,546	(2,217)
Cash and cash equivalents at beginning of year	47,763	30,217	32,434

Cash and cash equivalents at end of year	$25,131	$47,763	$30,217

Supplemental disclosure of cash flow information
Cash paid for interest	$196	$186	$178

Non-cash items
Technology licenses and related costs in accounts payable	—	—	$650

Equipment acquired through debt financing	—	$635	—

See accompanying notes.

Icagen, Inc.

Notes to Financial Statements

December 31, 2006

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs. The Company’s four most advanced programs are for the treatment of sickle cell disease; epilepsy and neuropathic pain; atrial fibrillation; and dementia, including Alzheimer’s disease and attention deficit/hyperactivity disorder. The Company is also conducting ongoing drug discovery programs focused on new therapeutics for pain disorders and inflammatory disorders.

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

Of the aggregate net proceeds of approximately $35.3 million from the IPO, from February 3, 2005 through December 31, 2006, the Company used approximately $35.3 million for general corporate purposes, including clinical trials, research and development expenses, purchase of equipment, repayment of indebtedness, working capital and general and administrative expenses.

Revenue Recognition

The Company’s collaboration agreements contain multiple elements, including non-refundable upfront license fees, payments for reimbursement of research and development costs, payments for ongoing research and development, payments associated with achieving development and regulatory milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

Cash received in advance of revenue recognition is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement. When the period of deferral cannot be

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

In connection with the Company’s research and development collaborations with the McNeil Pediatrics Division (formerly McNeil Consumer & Specialty Division) of McNeil-PPC, Inc. (“McNeil”), a subsidiary of Johnson & Johnson, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd. (“Astellas”) and Abbott Laboratories (“Abbott”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaborations with Bristol-Myers Squibb, Astellas and Abbott, this period is the initial term of the research phase of the collaboration. With respect to the Company’s collaboration with McNeil, this period is the estimated life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2019. Research and development services provided under some of the Company’s collaboration agreements are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreements with Bristol-Myers Squibb, Astellas and Abbott allowed for research term extensions, and each term extension provided for additional research fees to be paid to the Company based on the level of effort and length of time associated with the services provided. Revenues are recognized from contract extensions as the extended services are performed.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values at December 31, 2006 and 2005 based on the liquidity of these financial instruments or their short term nature. The carrying value of equipment debt financing approximates fair values at December 31, 2006 and 2005 based on the market interest rates available to the Company for debt of similar risk and maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of the following as of (in thousands):

	December 31,
	2006	2005
Cash	$113	$342
Money market funds	25,018	47,421

Total	$25,131	$47,763

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the assets beginning when the assets are placed in service. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the remaining lease terms. Depreciation and amortization recorded on property and equipment totaled $901,000, $1.1 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

During 2005, the Company identified certain technology licenses that no longer met its strategic objectives, which were determined to be unrecoverable and for which the Company had no alternative future uses. Accordingly, the Company recorded impairment losses for such agreements at the time of determination totaling $74,000 during the year ended December 31, 2005. These impairment losses are reflected as a component of research and development expense in the statements of operations. During the years ended December 31, 2006, 2005 and 2004, the Company recorded amortization of technology licenses and related costs of $185,000, $184,000 and $117,000, respectively. The weighted average amortization period of all technology licenses is 15.8 years. The Company estimates that future amortization of its technology licenses and related costs as of December 31, 2006 will be approximately $185,000 for each of the four years in the period ended December 31, 2010, approximately $182,000 in the year ended December 31, 2011, and an aggregate of $1.3 million thereafter.

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

Accrued Expenses

The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of December 31, 2006 and 2005 consist primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.

Significant Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in accounts with three major financial institutions in the United States. Substantially all deposits in these institutions exceeded the amount of FDIC insurance provided on such deposits at December 31, 2006 and 2005. Concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the strong financial position of the Company’s collaborators.

The Company operates in a single industry and is engaged in discovering drugs that may lead to treatments for disabling and life-threatening diseases. Collaborative research revenues from the Company’s collaboration partners representing 10% or more of total collaborative research revenues are as follows:

	Years ended December 31,
	2006	2005	2004
McNeil	100%	69%	40%
Astellas	—	—	8%
Abbott	—	31%	52%

Additionally, substantially all of the Company’s accounts receivable were due from McNeil at December 31, 2005.

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

	Years ended December 31,
	2006	2005	2004
Convertible preferred stock	—	1,564,340	14,737,238
Outstanding common stock options	4,039,258	3,638,105	3,271,395
Restricted stock units	180,480	203	—
Outstanding warrants	—	24,877	111,271

Total	4,219,738	5,227,525	18,119,904

Icagen, Inc.

Notes to Financial Statements—(Continued)

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Under APB 25, when the exercise price of the Company’s stock options equals or exceeds the fair market value of the underlying common stock on the date of grant, no compensation expense is recognized. For stock options granted with an exercise price less than the fair value of the underlying common stock on the date of grant, the Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company’s common stock on such date. Deferred compensation was amortized through December 31, 2005 on a straight-line basis over the related option vesting periods, which range from 12 to 48 months. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), using the modified prospective transition method. Under this method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation costs for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

In December 2004, the FASB issued Statement 123(R), which is a revision of Statement 123. Statement 123(R) supersedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The Company adopted this standard as of the beginning of the Company’s first quarter of 2006 using the modified prospective transition method. (See Note 7 for a discussion regarding the impact of the adoption of Statement 123(R).)

Segment Information

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment.

Icagen, Inc.

Notes to Financial Statements—(Continued)

The Company has derived its collaborative research revenues from contracts with collaborators in the following geographic locations (in thousands):

	Years ended December 31,
	2006	2005	2004
United States	$8,420	$8,794	$5,993
Japan	—	—	501

Total collaborative research and development revenues	$8,420	$8,794	$6,494

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company must presume that the positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability, or a combination of each. The Company must recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is met. The Company must de-recognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met. The Company may not use a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective

Icagen, Inc.

Notes to Financial Statements—(Continued)

for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of 2006 did not impact the Company’s financial condition or results of operations.

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

On June 14, 2004, the Company entered into collaboration and copromotion agreements with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. Pursuant to the collaboration arrangement, McNeil paid the Company an initial upfront payment of $10.0 million, $1.3 million of which the Company paid to Children’s Medical Center Corporation (“CMCC”), and a milestone payment of $5.0 million upon acceptance by the U.S. Food and Drug Administration (“FDA”) of the protocol for the Company’s Phase III clinical trial of senicapoc, $650,000 of which the Company paid to CMCC in February 2005. The Company is recognizing these payments from McNeil as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, both the $10.0 million upfront payment and the $5.0 million milestone payment were recorded as deferred revenue, which is being amortized to revenue over the life of the agreement, which is estimated to be 15 years. At the time of the execution of the agreement, the achievement of the

Icagen, Inc.

Notes to Financial Statements—(Continued)

milestone above was not considered to represent a separate earnings process, and therefore this payment was treated in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognized as revenue when received. McNeil is also potentially obligated to pay the Company up to an additional $48.0 million based on the achievement of specified clinical and regulatory milestones.

Under the terms of the agreements, the Company and McNeil agreed to copromote senicapoc in the United States and share equally in profits and losses from the commercialization of senicapoc in the United States. The Company is also entitled to copromote senicapoc with McNeil, at its option, in Canada. In calculating profits and losses in the copromotion territory, each party’s sales force costs generally are excluded, since each party generally is required to provide 50% of the overall sales force efforts. Under the collaboration agreement, the Company granted McNeil a worldwide exclusive license to senicapoc and other compounds covered by a specific patent. McNeil is entitled, subject to specified rights retained by the Company, to commercialize senicapoc and the other licensed compounds outside the copromotion territory pursuant to this license and is required to pay the Company a royalty on net product sales.

The Company and McNeil have agreed to fund equally the ongoing development costs incurred pursuant to an agreed upon development plan for senicapoc in the copromotion territory for sickle cell disease. McNeil is required to fund all development costs outside of the copromotion territory. The Company records revenue from reimbursed research and development costs for development expenses outside of the copromotion territory based on the actual percentage of patients enrolled at clinical trial sites outside the copromotion territory.

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

3. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2006	2005
Equipment	$6,867	$6,752
Leasehold improvements	1,304	1,313
Furniture and fixtures	316	281

	8,487	8,346
Less: accumulated depreciation and amortization	(6,921)	(6,216)

Property and equipment, net	$1,566	$2,130

Icagen, Inc.

Notes to Financial Statements—(Continued)

During the year ended December 31, 2005, $2.1 million of fully depreciated assets were written off.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Accrued development and clinical trial expenses	$2,693	$2,617
Other accrued expenses	265	231

Total accrued expenses	$2,958	$2,848

5. Commitments and Contingencies

The Company’s obligations consist of equipment debt financing, noncancelable operating leases, technology licenses, other contractual obligations and employment arrangements.

Equipment Debt Financing

In July 1999, the Company entered into an equipment financing agreement, which was subsequently amended to provide for the acquisition of up to $3.7 million in equipment and other fixed assets. The financing agreement carries an interest rate indexed to the average yields on four-year U.S. Treasury Notes, as published by the Dow Jones Telerate Access Service, and requires repayment of principal and interest over 36 to 48 months with a final maturity of 2010. The applicable interest rates through December 31, 2006 ranged from 11.13% to 13.35%. This financing is structured as individual equipment notes, secured by the assets financed under such notes, and does not allow additional asset purchases under this financing beyond December 2006. As of December 31, 2006 and 2005, approximately $1.4 million and $1.8 million of the equipment debt financing were outstanding, respectively. Total equipment with a net carrying value of $1.4 million collaterizes the outstanding equipment debt financing balance at December 31, 2006.

Property and equipment includes the following amounts financed through equipment debt financing (in thousands):

	December 31,
	2006	2005
Equipment, furniture and fixtures	$2,740	$2,873
Less: accumulated depreciation	(1,387)	(1,073)

	$1,353	$1,800

Icagen, Inc.

Notes to Financial Statements—(Continued)

As of December 31, 2006, future annual principal payments under equipment debt financing consist of the following for the years ending December 31 (in thousands):

Equipment Debt Financing
2007	$608
2008	477
2009	262
2010	35

Total	1,382
Current portion of equipment debt financing	(608)

Equipment debt financing, less current portion	$774

Noncancelable Operating Leases

The Company leases certain office equipment under noncancelable operating leases expiring in 2009. The Company leases its facilities under various noncancelable operating leases that expire from 2008 through 2010.

As of December 31, 2006, future annual minimum payments under noncancelable operating leases with terms in excess of one year consist of the following for the years ending December 31 (in thousands):

Operating Leases
2007	$342
2008	120
2009	62
2010	34

Total minimum lease payments	$558

Rental expense associated with operating leases was $423,000, $440,000, and $448,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Technology Licenses

The Company is a party to a number of license agreements, primarily with academic institutions, under which it licenses patents, patent applications and other intellectual property for which the Company paid upfront license fees. The duration of these agreements varies from 10 years to the expiration date of the last-to-expire patent, and the Company has the option to renew some of these agreements at the end of their terms. The Company’s technology license agreements are generally terminable by the Company upon short notice. Under certain conditions, the Company can grant sublicenses for which the licensors receive a fee. Some of these licenses require annual maintenance fees and periodic payments upon the achievement of specified development and regulatory milestones. The Company is obligated to pay specified royalties for licensed and sublicensed product sales or specified percentages of income received from sublicenses, and in some cases minimum annual royalties. As of December 31, 2006 and 2005, there were no milestone payments or royalties due under these technology license agreements.

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

In exchange for the rights licensed from CMCC, the Company paid CMCC an upfront license fee and license maintenance fees aggregating $250,000. Under the Company’s license agreement with CMCC, the Company is required to pay CMCC royalties on net product sales by the Company or the Company’s affiliates. The Company is also required to make payments to CMCC aggregating up to an additional $250,000 based on achieving specified development and regulatory milestones with respect to each licensed product, which is not a sublicensed product. The Company is entitled to a credit for the development and regulatory milestone payments that it makes against the royalties that the Company would otherwise be obligated to pay of up to, but not more than, 50% of the royalties due in any given payment period. The Company is obligated to pay CMCC specified amounts with respect to any sublicense income received by the Company.

The Company also has a sponsored research agreement with CMCC. In the Company’s sponsored research agreement with CMCC, CMCC granted the Company a right of first negotiation to obtain a worldwide exclusive license under patent rights resulting from the sponsored research. The Company’s royalty obligation with respect to each licensed product extends until the expiration of the last-to-expire patent, which expires on September 16, 2014, licensed from CMCC covering the licensed products in any country. Upon the later of the expiration of the last-to-expire licensed patent or February 2015, the agreement expires.

Pursuant to its license with CMCC, the Company’s obligation to pay CMCC specified amounts with respect to sublicense income applies to the upfront and milestone payments, royalties and share of profits in the copromotion territory received by the Company under the Company’s collaboration agreement with McNeil. The Company paid CMCC $1.3 million of the $10.0 million upfront payment that the Company received from McNeil in June 2004, and paid CMCC $650,000 of the $5.0 million milestone payment that the Company received from McNeil upon acceptance of the protocol for the Company’s pivotal Phase III clinical trial of senicapoc by the FDA. Payments or obligations to CMCC are recorded on the balance sheet as long-term assets under the category “technology licenses and related costs” and are amortized to expense over the term of the agreement.

Icagen, Inc.

Notes to Financial Statements—(Continued)

As of December 31, 2006, future annual license maintenance fees under the Company’s technology license agreements consist of the following for the years ending December 31 (in thousands):

Annual License Maintenance Fees
2007	$111
2008	136
2009	111
2010	111
2011	111
2012 through 2024	428

Total	$1,008

The aggregate amount of the annual maintenance fees under these technology license agreements was $117,000, $121,000 and $87,000 in 2006, 2005 and 2004, respectively.

Other Contractual Obligations

Other contractual obligations as of December 31, 2006 consisted of $626,000 related to commitments for contract research services for preclinical research and other commitments.

Employment Arrangements

The Company provides a severance arrangement for certain of its executive officers and key employees, which includes salary continuance and continued health benefits. At December 31, 2006 and 2005, the Company had not incurred or recorded any obligation related to these arrangements.

6. Stockholders’ Equity

Capital Structure

As of December 31, 2006 and 2005, the Company was authorized to issue up to 90,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock in one or more series.

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

As of December 31, 2006 and 2005, the Company had outstanding a total of 22,312,266 and 21,991,491 shares of common stock, respectively.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Convertible Preferred Stock

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

Automatic Conversion

On February 8, 2005, the Company completed its IPO and all outstanding shares of the Company’s Preferred Stock automatically converted into 14,820,063 shares of common stock.

Warrants

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

Common Stock Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

December 31, 2006
Outstanding stock options	4,867,335
Outstanding restricted stock units	192,932
Possible future issuance under the 2004 equity compensation plan	834,023

Total shares reserved	5,894,290

Icagen, Inc.

Notes to Financial Statements—(Continued)

7. Stock-Based Compensation

In January 1996, the Board of Directors adopted and the stockholders approved the Icagen, Inc. Equity Compensation Plan (the “1996 Plan”) to create an additional incentive for key employees, directors and consultants or advisors. The 1996 Plan authorized the issuance of stock options to be granted as incentive and nonqualified stock options, restricted stock, and other stock-based awards. The Board of Directors determined the exercise prices of all options granted. The options vest based on terms provided for in the individual stock option agreements issued pursuant to the 1996 Plan. Options generally vest on a monthly basis over a period of one to four years and have a contractual life of ten years.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock price and the volatility of the common stock prices of other comparable companies in the biotechnology industry. The Company uses historical data to estimate option exercises and forfeitures used in the model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company analyzed separate groups of employees with similar exercise behavior to determine the expected term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2006, the Company had 4,867,335 options outstanding with a weighted average exercise price of $2.26, and 192,932 restricted stock units outstanding with a weighted average grant-date fair value of $6.25. Remaining compensation expense as of December 31, 2006 to be recognized on these options and restricted stock units through December 2010 is approximately $3.8 million and $808,000, respectively. The weighted-average period of time over which these costs will be recognized for stock options and restricted stock units is 2.3 and 3.0 years, respectively. As of December 31, 2006, the Company had 2,510,674 options exercisable with a weighted average exercise price of $2.44. As of December 31, 2006, the Company had 4,732,724 options vested and expected to vest with a weighted average exercise price of $2.30. The weighted-average contractual terms of the exercisable options and options vested and expected to vest at December 31, 2006 is 5.3 and 7.2 years, respectively. The aggregate intrinsic value of exercisable options and options vested and expected to vest at December 31, 2006 was $297,000 and $498,000, respectively.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.8%	3.9%	2.7%
Expected volatility	60.0%	40.0%	40.0%
Expected life (in years)	4.8	2.5	2.5
Estimated weighted average grant date fair value per share of options granted	$1.60	$2.10	$4.25

Icagen, Inc.

Notes to Financial Statements—(Continued)

As a result of adopting Statement 123(R), the Company’s loss before income taxes and net loss for the year ended December 31, 2006 was $900,000 greater than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the year ended December 31, 2006 would have been $0.04 lower if the Company had not adopted Statement 123(R). For the year ended December 31, 2006, net cash used in operating activities and net cash provided by financing activities were unchanged since there were no excess tax benefits from equity-based compensation plans.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

	Years Ended December 31,
	2005	2004
Net loss, as reported	$(20,249)	$(16,723)
Add: stock-based compensation included in net loss	1,375	1,109
Deduct: stock-based compensation assuming Statement 123 fair value method was applied to all stock option awards	(1,686)	(1,116)

Pro forma net loss, as required by Statement 123	$(20,560)	$(16,730)

Basic and diluted net loss per share, as reported	$(1.03)	$(10.61)

Pro forma basic and diluted net loss per share, as required by Statement 123	$(1.05)	$(10.62)

The following table summarizes activity related to stock options and restricted stock units as of December 31, 2006, and changes during the year then ended:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Market Value
Balance at December 31, 2005	2,496,883	3,680,775	$3.12	37,407	$6.45
Granted	(2,433,925)	2,265,950	1.88	167,975	6.20
Exercised	—	(320,775)	1.05	—	—
Forfeited/Cancelled	771,065	(758,615)	5.76	(12,450)	6.30

Balance at December 31, 2006	834,023	4,867,335	$2.26	192,932	$6.25

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

price of the Company’s common stock at the date of grant. Accordingly, the Company recorded $241,000 of deferred compensation. The restricted stock units require no payment from the employee. Compensation cost is recorded based upon the market price on the grant date and is amortized ratably over the vesting period.

On September 27, 2006, the Compensation Committee of the Board of Directors approved an employee retention program with the objective of revitalizing the incentive value of the stock options held by the Company’s employees. The employee retention program was comprised of two components: stock option grants to Company employees holding outstanding stock options having an exercise price of $2.00 or greater (the “Retention Grant Program”), and offers to eligible Company management employees, whereby such employees could surrender certain outstanding stock options (the “Old Options”) issued under the 2004 Stock Plan in exchange for a reduced number of new options (the “New Options”) (the “Option Exchange Program”).

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

All options granted pursuant to the Retention Grant Program and the Option Exchange Program were granted pursuant to the terms of the 2004 Plan, with each option vesting as to 25% of the shares covered thereby on the date that is six months after the grant date; an additional 25% of the shares on the date that is twelve months after the grant date; an additional 17% of the shares on the date that is eighteen months after the grant date; an additional 17% of the shares covered thereby on the date that is twenty-four months after the grant date; and the remaining 16% of the shares on the date that is thirty months after the grant date.

The awards granted under the Retention Grant Program were accounted for as new awards under Statement 123(R). The awards granted under the Option Exchange Program were accounted for as modifications under Statement 123(R) resulting in an incremental compensation cost of $147,000 which will be amortized to expense over the vesting period described above.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Selected information regarding stock options as of December 31, 2006 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.23 – $0.34	94,648	1.2	$0.33	94,648	$0.33
0.35 – 0.75	621,973	3.4	0.63	621,973	0.63
0.76 – 2.25	3,121,905	7.9	1.42	1,280,961	2.13
2.26 – 5.00	411,508	7.5	4.91	241,012	4.94
5.01 – 6.50	408,996	8.2	6.28	199,096	6.28
6.51 – 8.00	157,167	8.5	7.18	56,597	7.15
8.01 – 9.12	51,138	8.7	8.78	16,387	8.78

$0.23 – $9.12	4,867,335	7.2	$2.26	2,510,674	$2.44

At December 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $515,000 and $297,000, respectively. The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,513,000, $2,485,000 and $664,000, respectively. The aggregate intrinsic value of restricted units outstanding at December 31, 2006 was $193,000. No restricted stock units vested during the year ended December 31, 2006. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $2.0 million, $1.7 million and $1.1 million, respectively.

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

During 2004, all options were issued at prices below the fair market value of the underlying common stock on the date of grant. The weighted average fair market value of the underlying common stock during 2004 was $9.47 (See Note 8).

At December 31, 2006 and 2005, 2,510,674 and 2,438,447 of the Company’s outstanding options were exercisable, respectively.

8. Deferred Compensation

During the years ended December 31, 2005 and 2004, the Company recorded deferred compensation of $134,000 and $4.1 million, respectively, net of forfeitures, for stock options granted with exercise prices less than the fair value of the underlying common stock on the grant date or for restricted stock units granted. Prior to the January 1, 2006 adoption of Statement 123R, deferred compensation was amortized on a straight-line basis over the vesting period of the individual options and restricted stock units, ranging from 12 to 60 months. Amortization of deferred compensation amounted to $1.4 million and $1.1 million, during 2005 and 2004, respectively.

9. Related Party Transactions

At December 31, 2006 and 2005, Abbott was considered a principal owner as defined in SFAS No. 57, Related Party Disclosures. Abbott held 1,646,535 shares of the Company’s common stock at December 31, 2006 and 2005. Research fees from Abbott totaled approximately $0, $2.8 million and $3.4 million in 2006, 2005 and 2004, respectively, including a non-refundable upfront license fee of $1.0 million in 2001 that was recognized as revenue ratably over the initial research term.

Icagen, Inc.

Notes to Financial Statements—(Continued)

The Company incurred expense of $7.5 million, $4.6 million and $2.2 million from Quintiles Transnational Corp. for development and clinical trial services in 2006, 2005 and 2004, respectively. Quintiles Transnational Corp. is an affiliate of one of the Company’s 5% stockholders, and the chairman of the board and chief executive officer of Quintiles Transnational Corp. is a stockholder and a member of the Company’s Board of Directors. The amounts paid to Quintiles Transnational Corp. are included in research and development expense on the statements of operations. Amounts included in accounts payable related to these services totaled $301,000 and $320,000 at December 31, 2006 and 2005, respectively.

The Company incurred legal fees of approximately $45,000, $201,000 and $584,000 in 2006, 2005 and 2004, respectively, from a law firm, one of whose members is a stockholder. As of December 31, 2006 and 2005, $3,000 and $21,000 of the legal fees to this law firm were outstanding as accounts payable, respectively.

During 2002, the Company loaned $200,000 to one of its executive officers in connection with the executive’s employment and relocation. The note bore interest at a fixed rate of 4.65% per annum and $40,000 of the principal balance plus accrued interest was forgiven annually through 2006. The Company recorded forgiveness of principal and accrued interest totaling $40,000, $42,000, and $45,000 as compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively. The principal balance outstanding under this note totaled $0 and $40,000 at December 31, 2006 and 2005, respectively. The current portion of this note is included in prepaid expenses and other, and the long-term portion is included in deposits and other in the accompanying balance sheets.

10. Income Taxes

A reconciliation of the Company’s income tax benefit at the federal statutory rate to actual income tax benefit is as follows (in thousands):

	2006	2005	2004
Income tax benefit at federal statutory rate	$(8,683)	$(7,087)	$(5,853)
State taxes, net of federal expense	(1,240)	(1,012)	(836)
Research and development credit	(460)	(459)	(417)
Orphan drug credit	(3,502)	(2,385)	(1,711)
Stock compensation	577	—	—
Deferred compensation	—	—	444
Other, net	139	77	13
Change in valuation allowance	13,169	10,866	8,360

	$—	$—	$—

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	5.0%	5.0%	5.0%
Tax credits and non-deductible expenses	14.0%	14.0%	10.0%
Change in valuation allowance	(54.0)%	(54.0)%	(50.0)%

	0.0%	0.0%	0.0%

Icagen, Inc.

Notes to Financial Statements—(Continued)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows as of December 31 (in thousands):

	2006	2005
Deferred tax assets:
Deferred revenue	$5,004	$5,348
Excess book depreciation	261	253
Stock-based compensation expense	434	—
Net operating loss carryforwards	30,254	22,477
Research and development credit carryforwards	3,313	2,853
Orphan drug credit carryforward	19,372	13,984
Alternative minimum tax credit	5	5

Total deferred tax assets	58,643	44,920
Less: valuation allowance for deferred tax assets	(58,643)	(44,920)

Net deferred tax assets	$—	$—

At December 31, 2006 and 2005, the Company had net operating loss carryforwards of approximately $75.6 million and $56.2 million, respectively, and research and development credit carryforwards of approximately $3.3 million and $2.9 million, respectively, for income tax purposes that begin to expire in the year 2011. The Company’s orphan drug credit carryforwards of $19.4 million and $14.0 million as of December 31, 2006 and 2005, respectively, for income tax purposes begin to expire in 2019. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards as the Company has determined that it is more likely than not that the deferred tax assets will not be realized.

Based on the number of shares of common and preferred stock issued, the Company has exceeded the limit allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards and tax credit carryforwards. Ownership changes subsequent to December 31, 2006 may reduce the availability of net operating losses to offset future taxable income.

11. Defined Contribution Benefit Plan

The Company has adopted a 401(k) plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1997. Participants may elect a salary reduction from 1% to 100% as a contribution to the 401(k) Plan subject to Internal Revenue Service limitations. The 401(k) Plan permits the Company to match these elective deferrals by a percentage determined on an annual basis. The Company matched 10% of participants’ contributions in the amount of $61,000, $46,000 and $37,000 in 2006, 2005 and 2004, respectively.

Icagen, Inc.

Notes to Financial Statements—(Continued)

12. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations (in thousands, except share and per share amounts):

	Year ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research and development revenues	$1,882	$2,639	$2,157	$1,742
Loss from operations	(7,165)	(6,744)	(5,840)	(6,558)
Net loss attributable to common stockholders	(6,749)	(6,345)	(5,467)	(6,247)
Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.29)	$(0.25)	$(0.28)
Weighted average common shares outstanding—basic and diluted	22,092,491	22,192,838	22,277,996	22,312,266

	Year ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research and development revenues	$2,023	$1,738	$2,314	$2,719
Loss from operations	(5,548)	(5,229)	(5,204)	(5,720)
Net loss attributable to common stockholders	(5,311)	(4,855)	(4,790)	(5,293)
Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(0.22)	$(0.22)	$(0.24)
Weighted average common shares outstanding—basic and diluted	13,136,228	21,703,512	21,772,101	21,935,552

In accordance with prescribed reporting requirements, the sum of per share losses by quarter may not equal loss per share for the full year due to the changes in average share calculations.

13. Subsequent Events

On January 3, 2007, the Compensation Committee of the Board of Directors approved the issuance of 315,895 stock options to Company employees and directors with an exercise price of $1.08 per share, the market price on the date of grant, and the issuance of 56,755 restricted stock units to Company employees at a fair value of $1.08 per share, the market price of the common stock on the date of grant. The options vest monthly over a period of 36 to 48 months and the restricted stock units vest annually over a period of 4 years.

On January 12, 2007, the Compensation Committee of the Board of Directors approved the issuance of 99,300 stock options with an exercise price of $1.36 per share, the market price on the date of grant, and the issuance of 33,100 restricted stock units to Company executives at a fair value of $1.36 per share, the market price of the common stock on the date of grant. The options vest monthly over a period of 48 months and the restricted stock units vest annually over a period of 4 years.

On February 6, 2007, the Company completed a private placement in which 15.4 million shares of common stock and warrants to purchase an aggregate of 5.4 million additional shares of common stock with an exercise price of $1.45 per share were issued, together at a price of $1.42375 per share, resulting in gross proceeds of approximately $22 million. The proceeds from the private placement will be used for research and development and for other general corporate purposes.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Specimen Stock Certificate.

4.2(2)	Amended and Restated Stockholders’ Agreement, dated December 15, 2003, by and among the Registrant and the parties listed therein.

4.3(2)	Warrant to Purchase Shares of Series B Preferred Stock, dated December 28, 1994, issued to Dominion Fund III.

4.4(2)	Warrant to Purchase Shares of Series D Preferred Stock, dated May 23, 1997, issued to Dominion Fund III.

4.5(2)	Warrant to Purchase Shares of Series E Preferred Stock, dated September 3, 1998, issued to Dominion Fund III.

4.6(2)	First Amendment to Warrants to Purchase Shares of Preferred Stock of Icagen, Inc., dated May 14, 2004, by and between the Registrant, Dominion Fund III and Dominion Ventures.

4.7(2)	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated March 15, 1997, issued to certain persons in connection with offering of series D preferred stock.

4.8(3)	Securities Purchase Agreement, dated January 26, 2007, among the Registrant and the purchasers listed on Exhibit A thereto.

4.9	Form of Warrant to Purchase Shares of Common Stock, dated February 6, 2007, issued to certain purchasers in connection with a private placement.

10.1*(2)	1996 Equity Compensation Plan, as amended.

10.2*(1)	2004 Stock Incentive Plan.

10.3*(4)	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4*(4)	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4.1*(5)	Form of Nonstatutory Stock Option Agreement for Director Options under the 2004 Stock Incentive Plan.

10.4.2*(6)	Nonstatutory Stock Option Agreement, dated February 1, 2006, between the Registrant and Charles A. Sanders.

10.4.3*(7)	Form of Incentive Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.4.4*(7)	Form of Nonstatutory Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.5*(8)	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.

10.5.1*(6)	Restricted Stock Unit Agreement, dated February 1, 2006, between the Registrant and Richard D. Katz.

10.6*	Summary of Director Compensation.

10.7*	Summary of 2007 Bonus Targets.

10.8*(6)	Amended and Restated Executive Employment Agreement, dated February 1, 2006, between the Registrant and P. Kay Wagoner.

Exhibit Number	Description

10.9*(6)	Amended and Restated Executive Employment Agreement, dated February 1, 2006, between the Registrant and Richard D. Katz.

10.10*(9)	Executive Employment Agreement, dated May 24, 2006, between the Registrant and Seth V. Hetherington.

10.11*(6)	Executive Employment Agreement, dated February 1, 2006, between the Registrant and Edward P. Gray.

10.12(2)	Lease Agreement, dated December 17, 1992, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.13(10)	Sixth Amendment to Lease, dated August 3, 2005, by and between the Registrant and Royal Center IC, LLC.

10.14(2)	Lease Agreement, dated October 1997, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.15(2)	Sublease Agreement, dated September 22, 1997, between the Registrant and Inspire Pharmaceuticals, Inc., as amended.

10.16(2)	Master Loan and Security Agreement, dated July 14, 1999, between the Registrant and Oxford Venture Finance, as amended.

10.17(11)	Letter Agreement, dated April 15, 2005, from Oxford Finance Corporation to the Registrant.

10.18(12)	Letter Agreement, dated February 14, 2006, from Oxford Finance Corporation to the Registrant.

10.19†(2)	Collaborative Research and License Agreement, dated March 21, 2000, between the Registrant and Astellas Pharma Inc., as amended.

10.20†(2)	Exclusive License Agreement, dated February 29, 2000, between the Registrant and Children’s Medical Center Corporation, as amended.

10.21(2)	Clinical Trials Master Services Agreement, dated December 14, 1998, between the Registrant and Quintiles Transnational Corp.

10.22†(2)	Collaboration Agreement, dated June 14, 2004, between the Registrant and the McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc.

10.23†(2)	Copromotion Agreement, dated June 14, 2004, between the Registrant and the McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and President pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2005.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-114336).

(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2007.

(4)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006.

(5)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2005.

(6)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2006.

(7)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2006.

(8)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2007.

(9)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2006.

(10)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2005.

(11)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2005.

(12)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2006.

†	Confidential treatment granted by the SEC as to certain portions.

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.