Form 10-K/A
period 2006-12-31
ICAGEN INC
filed 2007-04-27
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

4222 Emperor Boulevard, Suite 350

Durham, North Carolina 27703

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (919) 941-5206

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	The Nasdaq Global Market

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders scheduled to be held on June 26, 2007, or the 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2006, are hereby incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2007 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

Icagen and our logo are our trademarks. Each of the other trademarks, trade names or service marks appearing in this prospectus belongs to its respective holder.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as originally filed with the SEC on March 6, 2007, for the sole purpose of revising the Exhibit Index to add Exhibit 10.24. Filed as exhibits with this 10-K/A are new certifications in accordance with Rule 13a-14(a) of the Exchange Act.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Annual Report on Form 10-K on March 6, 2007, or modify or update the disclosures presented in the Annual Report on Form 10-K, except to reflect the revisions as described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICAGEN, INC. (Registrant)

By:	/s/ P. KAY WAGONER, PH.D.
P. Kay Wagoner, Ph.D. Chief Executive Officer and President

Date: April 27, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Specimen Stock Certificate.

4.2(2)	Amended and Restated Stockholders’ Agreement, dated December 15, 2003, by and among the Registrant and the parties listed therein.

4.3(2)	Warrant to Purchase Shares of Series B Preferred Stock, dated December 28, 1994, issued to Dominion Fund III.

4.4(2)	Warrant to Purchase Shares of Series D Preferred Stock, dated May 23, 1997, issued to Dominion Fund III.

4.5(2)	Warrant to Purchase Shares of Series E Preferred Stock, dated September 3, 1998, issued to Dominion Fund III.

4.6(2)	First Amendment to Warrants to Purchase Shares of Preferred Stock of Icagen, Inc., dated May 14, 2004, by and between the Registrant, Dominion Fund III and Dominion Ventures.

4.7(2)	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated March 15, 1997, issued to certain persons in connection with offering of series D preferred stock.

4.8(3)	Securities Purchase Agreement, dated January 26, 2007, among the Registrant and the purchasers listed on Exhibit A thereto.

4.9(13)	Form of Warrant to Purchase Shares of Common Stock, dated February 6, 2007, issued to certain purchasers in connection with a private placement.

10.1*(2)	1996 Equity Compensation Plan, as amended.

10.2*(1)	2004 Stock Incentive Plan.

10.3*(4)	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4*(4)	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4.1*(5)	Form of Nonstatutory Stock Option Agreement for Director Options under the 2004 Stock Incentive Plan.

10.4.2*(6)	Nonstatutory Stock Option Agreement, dated February 1, 2006, between the Registrant and Charles A. Sanders.

10.4.3*(7)	Form of Incentive Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.4.4*(7)	Form of Non-statutory Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.5*(8)	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.

10.5.1*(6)	Restricted Stock Unit Agreement, dated February 1, 2006, between the Registrant and Richard D. Katz.

10.6*(13)	Summary of Director Compensation.

10.7(13)	Summary of 2007 Bonus Targets.

10.8*(6)	Amended and Restated Executive Employment Agreement, dated February 1, 2006, between the Registrant and P. Kay Wagoner.

10.9*(6)	Amended and Restated Executive Employment Agreement, dated February 1, 2006, between the Registrant and Richard D. Katz.

10.10*(9)	Executive Employment Agreement, dated May 24, 2006, between the Registrant and Seth V. Hetherington.

10.11*(6)	Executive Employment Agreement, dated February 1, 2006, between the Registrant and Edward P. Gray.

10.12(2)	Lease Agreement, dated December 17, 1992, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.13(10)	Sixth Amendment to Lease, dated August 3, 2005, by and between the Registrant and Royal Center IC, LLC.

10.14(2)	Lease Agreement, dated October 1997, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.15(2)	Sublease Agreement, dated September 22, 1997, between the Registrant and Inspire Pharmaceuticals, Inc., as amended.

10.16(2)	Master Loan and Security Agreement, dated July 14, 1999, between the Registrant and Oxford Venture Finance, as amended.

10.17(11)	Letter Agreement, dated April 15, 2005, from Oxford Finance Corporation to the Registrant.

10.18(12)	Letter Agreement, dated February 14, 2006, from Oxford Finance Corporation to the Registrant.

10.19†(2)	Collaborative Research and License Agreement, dated March 21, 2000, between the Registrant and Astellas Pharma Inc., as amended.

10.20†(2)	Exclusive License Agreement, dated February 29, 2000, between the Registrant and Children’s Medical Center Corporation, as amended.

10.21(2)	Clinical Trials Master Services Agreement, dated December 14, 1998, between the Registrant and Quintiles Transnational Corp.

10.22†(2)	Collaboration Agreement, dated June 14, 2004, between the Registrant and the McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc.

10.23†(2)	Copromotion Agreement, dated June 14, 2004, between the Registrant and the McNeil Consumer & Specialty Pharmaceuticals Division of McNeil-PPC, Inc.

10.24†(2)	Collaborative Research and License Agreement, dated October 1, 1997, between the Registrant and Bristol-Myers Squibb Company, as amended.

23.1(13)	Consent of Independent Registered Public Accounting Firm.

31.1(13)	Certification of Chief Executive Officer and President pursuant to Exchange Act Rule 13a-14(a).

31.2(13)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

31.3	Certification of Chief Executive Officer and President pursuant to Exchange Act Rule 13a-14(a).

31.4	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1(13)	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(13)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2005.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-114336).
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2007.

(4)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006.
(5)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2005.
(6)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2006.
(7)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2006.
(8)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2007.
(9)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2006.
(10)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2005.
(11)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2005.
(12)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2006.
(13)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K originally filed with the SEC on March 6, 2007.
†	Confidential treatment granted by the SEC as to certain portions.
*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.