Form 10-Q
period 2007-03-31
ICAGEN INC
filed 2007-05-09
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

As of April 30, 2007, there were outstanding 37,919,135 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS – UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,252	$25,131
Accounts receivable	1,007	9
Prepaid expenses and other	2,609	912

Total current assets	43,868	26,052
Non-current assets:
Property and equipment, net	1,387	1,566
Technology licenses and related costs, net of accumulated amortization of $751 and $705 as of March 31, 2007 and December 31, 2006, respectively	2,137	2,183
Deposits and other	52	1,014

Total assets	$47,444	$30,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,971	$1,919
Accrued expenses	3,025	2,958
Current portion of deferred revenue	996	996
Current portion of equipment debt	554	608

Total current liabilities	7,546	6,481
Deferred revenue, less current portion	11,264	11,513
Equipment debt financing, less current portion	645	774

Total liabilities	19,455	18,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively; 37,918,719 and 22,312,266 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	37	22
Additional paid-in capital	135,177	112,765
Accumulated deficit	(107,225)	(100,740)

Total stockholders’ equity	27,989	12,047

Total liabilities and stockholders’ equity	$47,444	$30,815

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Collaborative research and development revenues:
Research and development fees	$492	$468
Reimbursed research and development costs	1,498	1,414

Total collaborative research and development revenues	1,990	1,882
Operating expenses:
Research and development (including related party expenses to Quintiles Transnational Corp. of $1,991 and $1,589 in 2007 and 2006, respectively)	7,387	7,491
General and administrative	1,467	1,556

Total operating expenses	8,854	9,047

Loss from operations	(6,864)	(7,165)
Other income (expense):
Interest income	432	476
Interest expense	(53)	(60)

Total other income, net	379	416

Loss before income taxes	(6,485)	(6,749)
Income taxes	—	—

Net loss	$(6,485)	$(6,749)

Net loss per share – basic and diluted	$(0.20)	$(0.31)

Weighted average common shares outstanding - basic and diluted	31,637,662	22,092,491

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(6,485)	$(6,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	204	236
Amortization of technology licenses and related costs	46	46
Stock-based compensation	670	478
Changes in operating assets and liabilities:
Accounts receivable	(998)	(43)
Prepaid expenses and other current and non-current assets	(735)	(937)
Accounts payable and accrued expenses	1,119	837
Taxes payable	(3)	—
Deferred revenue	(249)	(311)

Net cash used in operating activities	(6,431)	(6,443)

Investing activities
Proceeds from the sale of equipment	2	—
Acquisition of property and equipment	(27)	(71)

Net cash used in investing activities	(25)	(71)

Financing activities
Proceeds from sale of common stock and warrants, net of issuance costs	21,679	—
Payments on equipment debt financing	(183)	(183)
Proceeds from exercise of stock options	81	229

Net cash provided by financing activities	21,577	46

Increase (decrease) in cash and cash equivalents	15,121	(6,468)
Cash and cash equivalents at beginning of period	25,131	47,763

Cash and cash equivalents at end of period	$40,252	$41,295

Supplemental disclosure of cash flow information
Cash paid for interest	$51	$59

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

March 31, 2007

(unaudited)

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs. The Company is conducting research and development activities, in some cases in collaboration with leading pharmaceutical companies, in a number of disease areas, including epilepsy, pain, inflammation, sickle cell disease, atrial fibrillation, dementia, including Alzheimer’s disease, and attention deficit / hyperactivity disorder.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2006.

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

In connection with the Company’s research and development collaborations with the McNeil Pediatrics Division (formerly McNeil Consumer & Specialty Division) of McNeil-PPC, Inc. (“McNeil”), a subsidiary of Johnson & Johnson, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), and Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd. (“Astellas”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaborations with Bristol-Myers Squibb and Astellas, this period is the initial term of the research phase of the collaboration. With respect to the Company’s collaboration with McNeil, this period is the estimated life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2019. Research and development services provided under some of the Company’s collaboration agreements are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreements with Bristol-Myers Squibb and Astellas allowed for research term extensions, and each term extension provided for additional research fees to be paid to the Company based on the level of effort and length of time associated with the services provided. Revenues are recognized from contract extensions as the extended services are performed.

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

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company must presume that the positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability, or a combination of each. The Company must recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is met. The Company must de-recognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met. The Company may not use a valuation allowance as a substitute for derecognition of tax positions.

The Company adopted this standard as of the beginning of the Company’s first quarter of 2007 and had $0 of unrecognized tax benefits and $0 of accrued interest and penalty expense. The Company will classify interest and penalty expense in interest expense and general and administrative expense, respectively.

The tax years 2003 forward are open for assessment of underpayment of tax. The net operating losses dating back to 1992 are open to adjustment by taxing authorities.

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

	Three Months Ended March 31,
	2007	2006
Outstanding common stock options	5,196,606	3,668,609
Restricted stock units	238,957	126,192
Outstanding warrants	3,238,954	—

Total	8,674,517	3,794,801

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 159 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157 on the Company’s financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

2. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB Opinion”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(revised 2004), Share-Based Payment (“Statement 123(R)”), using the modified prospective method. The Company recognized $670,000 and $478,000 in stock-based compensation expense in operating expenses during the first quarter of 2007 and 2006, respectively.

During the first quarter of 2007, the Company granted 420,695 options to purchase common stock at a purchase price equal to the market price of the related common stock on the date the options were granted. These options had an aggregate fair value of $281,000, which will be amortized to expense over the options’ vesting periods.

During the first quarter of 2007, the Company granted 89,855 restricted stock units. Total compensation cost of $106,000, based on the market price of the common stock on the date of grant, will be recognized over the restricted stock units’ vesting periods.

3. Private Placement

On February 6, 2007, the Company completed a private placement in which the Company issued 15,423,640 shares of common stock, together with warrants to purchase an aggregate of 5,398,256 additional shares of common stock with an exercise price of $1.45 per share (the “Securities”) for a total price of $1.42375 per Security, resulting in gross proceeds of approximately $22 million. The net proceeds from the private placement will be used for research and development and for other general corporate purposes.

4. Subsequent Event

On April 3, 2007, the Company announced that following a planned meeting of the independent Data Monitoring Committee (“DMC”) of the Company’s ASSERT trial of senicapoc (formerly ICA-17043) for the treatment of sickle cell disease in adults, the DMC recommended that the trial be terminated because of the low probability of achieving a reduction in crisis rate, the study’s primary endpoint. The Company plans to analyze final data when available and consider future options for the development of senicapoc.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. We are conducting research and development activities, in some cases in collaboration with leading pharmaceutical companies, in a number of disease areas, including epilepsy, pain, inflammation, sickle cell disease, atrial fibrillation, dementia, including Alzheimer’s disease, and attention deficit/hyperactivity disorder.

Since our incorporation in November 1992, we have devoted substantially all of our resources to the discovery and development of drug candidates with activity at ion channels. We currently have, either ourselves or with our collaborators, several clinical or preclinical drug development programs, as well as other drug discovery programs addressing specific ion channel targets. We have not received approval to market any product and, to date, have received no product revenues.

Since our inception, we have incurred substantial losses and, as of March 31, 2007, we had an accumulated deficit of $107.2 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

A substantial portion of our revenue for at least the next several years will depend on our achieving development and regulatory milestones in our existing collaborative research and development programs and entering into new collaborations. Our revenue may vary substantially from quarter to quarter and year to year. Our operating expenses may also vary substantially from quarter to quarter and year to year based on the timing of clinical trial patient enrollment and our research activities. In particular, as we consider development options for senicapoc in collaboration with McNeil and as we advance the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain, we expect that our research and development expenses may increase significantly. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied on as indicative of our future performance.

Recent Developments

We recently reported that following a planned interim analysis by an independent Data Monitoring Committee, or DMC, of our Phase III trial of senicapoc for the reduction in crisis rate in patients with sickle cell disease, we terminated the study, in accordance with the recommendation of the DMC. This recommendation was based upon the low probability of achieving a reduction in crisis rate, the primary endpoint of the study. The DMC noted that data from the trial indicated the expected changes in hematologic parameters, consistent with an improvement in the hemolytic anemia that characterizes this disease. Among the available data, there were no statistically significant differences in safety measurements between the senicapoc and placebo treatment groups. We will analyze final data when available and consider future options for the development of senicapoc. These options may include additional clinical trials in sickle cell disease or in patients suffering from other disease conditions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accrued expenses, research and development, stock-based compensation and accounting for income taxes. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission, or SEC, on March 6, 2007 and amended on April 27, 2007.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Collaborative Research and Development Revenues

Collaborative research and development revenues increased by $108,000, or 6%, to $2.0 million for the three months ended March 31, 2007 from $1.9 million for the three months ended March 31, 2006. This increase reflects an increase of $108,000 in connection with our collaboration with McNeil for the further clinical development of senicapoc.

Due to the recent termination of our Phase III trial of senicapoc, revenues related to our cost sharing arrangement with McNeil are expected to decrease over the next several quarters as expenditures for this trial decrease.

Research and Development Expense

Research and development expense decreased by $104,000, or 1%, to $7.4 million for the three months ended March 31, 2007 from $7.5 million for the three months ended March 31, 2006. The decrease was due primarily to a decrease of $348,000 related to expenses associated with our epilepsy and neuropathic pain program and a decrease in the aggregate of $143,000 related to relocation and recruiting expenses, license fee expenses, depreciation expense, and laboratory supplies expense, partially offset by an increase in equity compensation expense of $139,000, an increase of expenses associated with pharmacology studies of $126,000 and an increase in patent expenses of $108,000.

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

	Three months ended March 31,
Development Program	2007	2006	Cumulative from Inception
	(in thousands)		(in thousands)
Senicapoc	$3,089	$3,059	$42,777
Lead compounds for epilepsy and neuropathic pain	578	926	10,205

Total	$3,667	$3,985	$52,982

General and Administrative Expense

General and administrative expense decreased by $89,000, or 6%, to $1.5 million for the three months ended March 31, 2007 from $1.6 million for the three months ended March 31, 2006. The decrease was due primarily to a decrease of $152,000 in legal expenses, partially offset by an increase in insurance expense of $58,000.

Interest Income and Interest Expense

Interest income decreased by $44,000, or 9%, to $432,000 for the three months ended March 31, 2007, from $476,000 for the three months ended March 31, 2006. The decrease in interest income was attributable to a lower average cash balance during the period.

Interest expense decreased by $7,000, or 12%, to $53,000 for the three months ended March 31, 2007 from $60,000 for the three months ended March 31, 2006. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with the McNeil Pediatrics Division, formerly McNeil Consumer & Specialty Division, of McNeil-

PPC, Inc., Bristol-Myers Squibb Company, Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd. and Abbott Laboratories, proceeds from equipment debt financing and capital leases and interest income. At March 31, 2007, our cash and cash equivalents were $40.3 million as compared to $25.1 million at December 31, 2006. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

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

On February 6, 2007, we completed a private placement in which we issued 15,423,640 shares of common stock, together with warrants to purchase an aggregate of 5,398,256 additional shares of common stock with an exercise price of $1.45 per share, or the securities, for a total price of $1.42375 per security, resulting in gross proceeds of approximately $22 million. We expect to use the net proceeds from the private placement for research and development and for other general corporate purposes.

Cash Flows

Net cash used in operating activities was $6.4 million for the three months ended March 31, 2007. This reflects a net loss of approximately $6.5 million, an increase of approximately $998,000 in accounts receivable, an increase of approximately $735,000 in prepaid expenses and other current and non-current assets, and a decrease of approximately $249,000 in deferred revenue. These amounts were partially offset by an increase of approximately $1.1 million in accounts payable and accrued expenses, $670,000 of non-cash expenses related to equity compensation, and $204,000 of non-cash expenses for depreciation and amortization of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2007 was $25,000 and related primarily to the purchase of property and equipment.

Net cash generated by financing activities during the three months ended March 31, 2007 was $21.6 million and consisted primarily of $21.7 million in net proceeds from the private placement completed in February 2007 and $81,000 in net proceeds from the exercise of stock options, partially offset by $183,000 in principal repayments related to our equipment debt financing.

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

Contractual Obligations

Our contractual obligations as of December 31, 2006 are described in our Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 157 on our financial statements.

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

We have operated primarily in the United States and have received payments from our collaborators in United States dollars. Accordingly, we do not have any material exposure to foreign currency exchange rate fluctuations.

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes five revised risk factors (“We depend heavily on the success of our most advanced internal product candidates, senicapoc for sickle cell disease and lead compounds for epilepsy and neuropathic pain, which are still under development. If we are unable to commercialize either or both of these product candidates, or experience significant delays in doing so, our business will be materially harmed.”; “We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans.”; “The number of shares of our common stock outstanding has increased substantially as a result of the private placement that closed on February 6, 2007, and certain purchasers beneficially own significant blocks of our common stock; these shares have been registered under the Securities Act and are generally available for resale in the public market.”; “If we do not maintain effectiveness of the registration statement covering the resale of the shares issued in the private placement, we will be required to pay certain liquidated damages, which could be material in amount.”; “A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of March 31, 2007, we had an accumulated deficit of $107.2 million. We have incurred losses in each year since our inception in 1992. Our net losses were $6.5 million for the three months ended March 31, 2007, $24.8 million in 2006, $20.2 million in 2005 and $16.7 million in 2004. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced internal product candidates, senicapoc for sickle cell disease and our lead compounds for the treatment of epilepsy and neuropathic pain. Our ability to generate product revenues, which we do not expect in any case will occur for at least the next several years, will depend heavily on the successful development and commercialization of these product candidates. The commercial success of these product candidates will depend on several factors, including the following:

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

We initiated a pivotal Phase III clinical trial of senicapoc for the chronic treatment of sickle cell disease in the first quarter of 2005. This clinical trial was not successful. Following a planned interim analysis of safety, efficacy and futility by the DMC during the third quarter of 2006, the DMC recommended that enrollment continue only for patients on background hydroxyurea therapy. For currently enrolled patients not on hydroxyurea, the DMC recommended that the study drug be discontinued and that patients proceed to the end of study follow-up period. The DMC held another planned meeting in April

2007. Following this meeting, the DMC recommended that the clinical trial be terminated because of the low probability of achieving a reduction in crisis rate, the primary endpoint. In accordance with the recommendation of the DMC, we terminated the study following notification provided to the FDA. We plan to analyze final data when available and consider future options for the development of senicapoc.

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

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising. For example, our pivotal Phase III clinical trial of senicapoc was not successful;

•

enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays. For example, enrollment of patients in our Phase II clinical trial of senicapoc took longer than we initially expected. Additionally, participants may drop out of our clinical trials;

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

In our Phase II clinical trial of senicapoc for sickle cell anemia, the only adverse events that were dose-related and occurred more frequently in the active treatment arms than in the placebo arm were diarrhea and nausea. No patients elected to discontinue treatment with senicapoc prematurely as a result of these events. During the open label extension study to the Phase II clinical trial, the only adverse events that occurred in two or more patients considered possibly related to study medication were GGT elevation, rash and headache. Only two patients discontinued participation in the open label extension study as a result of adverse events that were considered possibly or probably related to study medication, one following a reversible increase in the level of GGT and another following a diagnosis of interstitial nephritis. We plan to analyze the results of our Phase III clinical trial of senicapoc when the final data are available.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether planned clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. For example, in our Phase III trial of senicapoc, the DMC initially recommended a modification to the protocol and subsequently recommended termination of the trial, as described above. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. We rely on Quintiles Transnational Corp. for the performance of most of our clinical trials. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles Transnational Corp., and PharmaBio Development Inc. d/b/a NovaQuest, the holder of 4.8% of our outstanding capital stock, is a wholly owned subsidiary of Quintiles Transnational Corp.

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

Risks Relating to Our Private Placement

The number of shares of our common stock outstanding has increased substantially as a result of the private placement that closed on February 6, 2007, and certain purchasers beneficially own significant blocks of our common stock; these shares have been registered under the Securities Act and are generally available for resale in the public market.

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

In accordance with the securities purchase agreement for the private placement, we filed a registration statement with the SEC covering the resale of the 15,423,640 shares of common stock issued in the private placement and the 5,398,256 shares of common stock issuable upon exercise of the warrants. This registration statement became effective on May 1, 2007. These shares are now generally available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

If we do not maintain effectiveness of the registration statement covering the resale of the shares issued in the private placement, we will be required to pay certain liquidated damages, which could be material in amount.

The terms of the securities purchase agreement that we entered into in connection with the private placement require us to pay liquidated damages to the purchasers in the private placement in the event that the registration statement is suspended by us or ceases to remain continuously effective as to all registrable securities for which it is required to be effective, with certain specified exceptions. We refer to this event as a registration default. Subject to the specified exceptions, for each 30-day period or portion thereof during which a registration default remains uncured, we are obligated to pay each purchaser an amount in cash equal to 1% of that purchaser’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by that purchaser. These amounts could be material, and any liquidated damages we are required to pay could have a material adverse effect on our financial condition.

General Company Related Risks

Our executive officers, directors and principal stockholders have substantial control over us and could limit your ability to influence the outcome of matters submitted to stockholders for approval.

As of April 30, 2007, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 54% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2007, we had 37,919,135 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 13,200,000 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On February 6, 2007, we completed a private placement in which we issued 15,423,640 shares of common stock, together with warrants to purchase 5,398,256 additional shares of common stock at an exercise price of $1.45 per share, or the securities, for a total purchase price of $1.42375 per security. The financing resulted in gross proceeds to us of approximately $22 million. We expect to use the net proceeds from this private placement to fund our research and development programs and otherwise for general corporate purposes.

The securities were offered and sold in a private placement to selected institutional investors and other accredited investors without registration under the Securities Act or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

The warrants will be exercisable for cash or on a cashless basis until the earlier of (a) the fifth anniversary of the date of issuance of the warrants and (b) ten business days after notice from the Company, which notice may only be given if (i) the closing price of the common stock on the Nasdaq Global Market is greater than $3.00 per share for a period of 30 consecutive trading days at any time after the issuance of the warrants and (ii) either the registration statement, filed in connection with the private placement, is available for the sale of the shares of common stock issuable upon exercise of the warrants, or warrant shares; the warrant shares can be sold pursuant to Rule 144(k) of the Securities Act; or any time after the third anniversary of the date of issuance of the warrants. No investor is permitted to exercise a warrant, or part thereof, if, upon such exercise, the number of shares of common stock beneficially owned by the investor would exceed 19.99% of the number of shares of common stock then issued and outstanding.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the first quarter of 2007, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

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
Richard D. Katz, M.D.
Senior Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: May 9, 2007

EXHIBIT INDEX

Exhibit Number	Description
10.1	2004 Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.