Form 10-Q
period 2007-06-30
ICAGEN INC
filed 2007-08-07
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

As of July 31, 2007, there were outstanding 38,000,153 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS - UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,069	$25,131
Accounts receivable	198	9
Prepaid expenses and other	2,151	912

Total current assets	37,418	26,052

Non-current assets:
Property and equipment, net	1,220	1,566
Technology license and related costs, net of accumulated amortization of $409 and $705 as of June 30, 2007 and December 31, 2006, respectively	529	2,183
Deposits and other	40	1,014

Total assets	$39,207	$30,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,239	$1,919
Accrued expenses	2,352	2,958
Current portion of deferred revenue	10,363	996
Current portion of equipment debt	501	608

Total current liabilities	16,455	6,481
Deferred revenue, less current portion	—	11,513
Equipment debt financing, less current portion	517	774

Total liabilities	16,972	18,768
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value; 120,000,000 and 90,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 37,980,192 and 22,312,266 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	37	22
Additional paid-in capital	135,877	112,765
Accumulated deficit	(113,679)	(100,740)

Total stockholders’ equity	22,235	12,047

Total liabilities and stockholders’ equity	$39,207	$30,815

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Collaborative research and development revenues:
Research and development fees	$2,063	$492	$2,555	$960
Reimbursed research and development costs	1,319	2,147	2,817	3,561

Total collaborative research and development revenues	3,382	2,639	5,372	4,521
Operating expenses:
Research and development (including related party expenses to Quintiles Transnational Corp. of $2,047, $2,246, $4,038, and $3,835 for the periods presented, respectively)	8,674	7,701	16,061	15,192
General and administrative	1,597	1,682	3,064	3,238

Total operating expenses	10,271	9,383	19,125	18,430

Loss from operations	(6,889)	(6,744)	(13,753)	(13,909)
Other income (expense):
Interest income	481	456	913	932
Interest expense	(46)	(57)	(99)	(117)

Total other income, net	435	399	814	815

Loss before income taxes	(6,454)	(6,345)	(12,939)	(13,094)
Income taxes	—	—	—	—

Net loss	$(6,454)	$(6,345)	$(12,939)	$(13,094)

Net loss per share – basic and diluted	$(0.17)	$(0.29)	$(0.37)	$(0.59)

Weighted average common shares outstanding – basic and diluted	37,928,862	22,192,838	34,800,641	22,142,942

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(12,939)	$(13,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	405	458
Amortization of technology licenses and related costs	92	92
Stock-based compensation	1,323	1,049
Loss on disposal of equipment	—	17
Write-off of technology license and related costs	1,562	—
Changes in operating assets and liabilities:
Accounts receivable	(189)	(130)
Prepaid expenses and other current and non-current assets	(265)	(655)
Accounts payable and accrued expenses	714	497
Taxes payable	(6)	—
Deferred revenue	(2,146)	(589)

Net cash used in operating activities	(11,449)	(12,355)

Investing activities
Acquisition of property and equipment	(61)	(114)
Proceeds from the sale of equipment	2	—

Net cash used in investing activities	(59)	(114)

Financing activities
Proceeds from sale of common stock and warrants, net of issuance costs	21,669	—
Proceeds from equipment debt financing	—	61
Payments on equipment debt financing	(364)	(361)
Proceeds from exercise of stock options and warrants	141	302

Net cash provided by financing activities	21,446	2

Increase (decrease) in cash and cash equivalents	9,938	(12,467)
Cash and cash equivalents at beginning of period	25,131	47,763

Cash and cash equivalents at end of period	$35,069	$35,296

Supplemental disclosure of cash flow information
Cash paid for interest	$95	$114

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

June 30, 2007

(unaudited)

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs. The Company is conducting research and development activities, in some cases in collaboration with leading pharmaceutical companies, in a number of disease areas, including epilepsy, pain, inflammation, sickle cell disease and dementia, including Alzheimer’s disease.

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

In connection with the Company’s research and development collaborations with the McNeil Pediatrics Division (formerly McNeil Consumer & Specialty Division) of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson (“McNeil”), Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), and Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd. (“Astellas”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaborations with Bristol-Myers Squibb and Astellas, this period is the initial term of the research phase of the collaboration. With respect to the Company’s collaboration with McNeil, this period is the estimated service period of the agreement, which initially was estimated to conclude on the expiration of the last-to-expire patent covered by the agreement in 2019, but is now through the termination of the agreement as of September 18, 2007 (See Note 4). Research and development services provided under some of the Company’s collaboration agreements are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreements with Bristol-Myers Squibb and Astellas allowed for research term extensions, and each term extension provided for additional research fees to be paid to the Company based on the level of effort and length of time associated with the services provided. Revenues are recognized from contract extensions as the extended services are performed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Outstanding common stock options	4,930,398	3,688,217	5,062,767	3,678,467
Restricted stock units	229,213	188,241	234,058	157,388
Outstanding warrants	5,393,641	—	4,322,249	—

Total	10,553,252	3,876,458	9,619,074	3,835,855

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

2. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), using the modified prospective method. The Company recognized stock-based compensation expense of $653,000, $570,000, $1,323,000 and $1,049,000 during the three and six months ended June 30, 2007 and 2006, respectively.

3. Private Placement

On February 6, 2007, the Company completed a private placement in which the Company issued 15,423,640 shares of common stock, together with warrants to purchase an aggregate of 5,398,256 additional shares of common stock with an exercise price of $1.45 per share (the “Securities”) for a total price of $1.42375 per Security, resulting in gross proceeds of approximately $22 million. The net proceeds from the private placement will be used for research and development and for other general corporate purposes. Pursuant to the terms of the securities purchase agreement signed in connection with the private placement, the Company filed a registration statement with the SEC to register for resale the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants. This registration statement became effective May 1, 2007.

4. Collaboration Termination

During the second quarter of 2007, the Company received notification from McNeil of its termination of the collaboration agreement between the Company and McNeil for the development of senicapoc (formerly ICA-17043) to be effective as of September 18, 2007. A Phase III clinical trial to evaluate the ability of senicapoc to reduce crisis rate, the primary endpoint, in patients with sickle cell disease was previously terminated during the second quarter of 2007. The Company had recorded an upfront payment and a milestone payment from McNeil totaling $15.0 million as deferred revenue and was amortizing such deferred revenue over the original 15 year estimated service period of the contract. In June 2007, the Company revised its estimate of the term of its substantive obligations under the contract from ending in June 2019 to ending in September 2007. Accordingly, the Company recognized an additional $1.6 million of revenue in the second quarter of 2007 and the remaining balance of deferred revenue as of June 30, 2007 of $10.4 million will be recognized as revenue in the third quarter of 2007 as the collaboration winds down and the Company’s contractual obligations are complete. For the three and six months ended June 30, 2007, loss from continuing operations and net loss decreased $1.6 million due to this change in estimate. For the three and six months ended June 30, 2007, net loss per share decreased $0.04 and $0.05, respectively, due to this change in estimate.

Pursuant to its license with the Children’s Medical Center Corporation (“CMCC”), the Company paid approximately $2.0 million to CMCC based on the upfront and milestone payments received from McNeil. The Company recorded this payment on its balance sheet as a long-lived asset under the category “technology licenses and related costs.” Due to the termination notice received from McNeil, the Company determined that this long-lived asset was no longer recoverable. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company recorded an impairment loss of $1.6 million during the second quarter of 2007, which is recorded as a component of research and development expense in the condensed statement of operations for the three and six months ended June 30, 2007.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. We are conducting research and development activities, in some cases in collaboration with leading pharmaceutical companies, in a number of disease areas, including epilepsy, pain, inflammation, sickle cell disease and dementia, including Alzheimer’s disease.

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

Since our inception, we have incurred substantial losses and, as of June 30, 2007, we had an accumulated deficit of $113.7 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

A substantial portion of our revenue for at least the next several years will depend on our achieving development and regulatory milestones in our existing collaborative research and development programs and entering into new collaborations. Our revenue may vary substantially from quarter to quarter and year to year. Our operating expenses may also vary substantially from quarter to quarter and year to year based on the timing of clinical trial patient enrollment and our research activities. In particular, as we consider development options for senicapoc (formerly ICA-17043) and as we advance the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain, we expect that our research and development expenses may increase significantly. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied on as indicative of our future performance.

Recent Developments

In June 2007, we received notification from McNeil Consumer & Specialty Pharmaceuticals, or McNeil, of its termination of the collaboration agreement between us and McNeil for the development of senicapoc effective as of September 18, 2007. This termination followed the unsuccessful Phase III trial of senicapoc for the treatment of crises in adult sickle cell disease patients, which was terminated earlier this year.

In July 2007, we announced the filing of an Investigational New Drug application, or IND, for ICA-105665, the most advanced of the lead compounds in our potassium channel program in epilepsy and neuropathic pain.

We were recently notified by our collaborator Bristol-Myers Squibb Company, or Bristol-Myers Squibb, that it has decided, based on formulation issues, among others, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of atrial fibrillation.

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

Revenue Recognition

In connection with our research and development collaborations, we recognize revenues from non-refundable upfront license fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to our collaboration with McNeil, this period is the estimated service period of the agreement, which initially was through the expiration of the last-to-expire patent covered by the agreement in 2019. Due to the termination of the agreement as of September 18, 2007, we revised our estimate of the substantive service obligations of the contract from June 2019 to September 2007 to coincide with the September 18, 2007 contract termination date. Accordingly, we recognized an additional $1.6 million in revenue in the second quarter of 2007 and will recognize the remaining $10.4 million unamortized balance of the $15 million upfront license fee and milestone payment as revenue in the third quarter of 2007.

Results of Operations

Comparison of Three Months Ended June 30, 2007 and June 30, 2006

Collaborative Research and Development Revenues

Collaborative research and development revenues increased by $743,000, or 28%, to $3.4 million for the three months ended June 30, 2007 from $2.6 million for the three months ended June 30, 2006. This increase was due to a $1.6 million increase in recognition of license revenue resulting from the acceleration of revenue recognition of our upfront and milestone payment from McNeil due to our change in estimate of the substantive service obligations under the McNeil contract, partially offset by a decrease in revenue of $828,000 due to reduced cost-sharing reimbursement from McNeil as a result of the termination of our Phase III trial of senicapoc.

Research and Development Expense

Research and development expense increased by $973,000, or 13%, to $8.7 million for the three months ended June 30, 2007 from $7.7 million for the three months ended June 30, 2006. The increase was due primarily to an increase of $1.6 million in expense related to the write-off of the capitalized payments that had been made to Children’s Medical Center Corporation, or CMCC, in connection with the McNeil collaboration due to the McNeil contract termination notice, an increase of $775,000 in expenses associated with our epilepsy and neuropathic pain program and an increase in the aggregate of $154,000 related to pharmacology studies and equity compensation expense. This increase was partially offset by a decrease of $1.3 million related to the development of senicapoc for the treatment of sickle cell disease as a result of the termination of the Phase III trial earlier this year, a decrease of $129,000 in salary and benefits expense and a decrease of $96,000 in relocation and recruiting expense.

Senicapoc for sickle cell disease and potentially other indications and ICA-105665 and our other lead compounds for epilepsy and neuropathic pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Three months ended June 30,		Cumulative from Inception
Development Program	2007	2006
	(in thousands)
Senicapoc	$2,438	$3,760	$45,215
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	1,214	439	11,419

Total	$3,652	$4,199	$56,634

General and Administrative Expense

General and administrative expense decreased by $85,000, or 5%, to $1.6 million for the three months ended June 30, 2007 from $1.7 million for the three months ended June 30, 2006. The decrease was due primarily to a decrease of $177,000 in pre-commercialization expense related to senicapoc and a decrease in the aggregate of $177,000 related to decreases in salary and benefits expense, corporate development expenses, audit and tax fees, miscellaneous expenses and taxes, partially offset by an increase of $176,000 in legal expenses and an increase of $93,000 in insurance expense.

Interest Income and Interest Expense

Interest income increased $25,000, or 5%, to $481,000 for the three months ended June 30, 2007, from $456,000 for the three months ended June 30, 2006. The increase in interest income was attributable to increased interest rates.

Interest expense decreased $11,000, or 19%, to $46,000 for the three months ended June 30, 2007 from $57,000 for the three months ended June 30, 2006. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006

Collaborative Research and Development Revenues

Collaborative research and development revenues increased by $851,000, or 19%, to $5.4 million for the six months ended June 30, 2007 from $4.5 million for the six months ended June 30, 2006. This increase was due to a $1.6 million increase in recognition of license revenue resulting from the acceleration of revenue recognition of our upfront and milestone payment from McNeil due to our change in estimate of the substantive service obligations under the McNeil contract, partially offset by a decrease in revenue of $744,000 due to reduced cost-sharing reimbursement from McNeil as a result of the termination of our Phase III trial of senicapoc.

Research and Development Expense

Research and development expense increased by $869,000, or 6%, to $16.1 million for the six months ended June 30, 2007 from $15.2 million for the six months ended June 30, 2006. The increase was due primarily to an increase of $1.6 million in expense related to the write-off of the capitalized payments that had been made to CMCC in connection with the McNeil collaboration due to the McNeil contract termination notice, an increase of $427,000 in expenses associated with our epilepsy and neuropathic pain program, an increase in equity compensation expense of $208,000, an increase in expenses associated with our pharmacology studies of $190,000 and an increase in patent expenses of $146,000. This increase was partially offset by a decrease of $1.3 million related to the development of senicapoc for the treatment of sickle cell disease as a result of the termination of the Phase III trial earlier this year, a decrease of $138,000 in salary and benefits expense, a decrease of $130,000 in relocation and recruiting expense and a decrease in the aggregate of $146,000 related to decreases in license fees, software license fees, building maintenance expense and depreciation expense.

Senicapoc for sickle cell disease and potentially other indications and ICA-105665 and our other lead compounds for epilepsy and neuropathic pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Six months ended June 30,		Cumulative from Inception
Development Program	2007	2006
	(in thousands)
Senicapoc	$5,526	$6,818	$45,215
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	1,791	1,365	11,419

Total	$7,317	$8,183	$56,634

General and Administrative Expense

General and administrative expense decreased by $174,000, or 5%, to $3.1 million for the six months ended June 30, 2007 from $3.2 million for the six months ended June 30, 2006. The decrease was due primarily to a decrease of $195,000 in pre-commercialization expense related to senicapoc and a decrease in the aggregate of $172,000 related to taxes, recruiting and relocation expense and salary and benefits expense. This decrease was partially offset by an increase of $151,000 in insurance costs.

Interest Income and Interest Expense

Interest income decreased $19,000, or 2%, to $913,000 for the six months ended June 30, 2007 from $932,000 for the six months ended June 30, 2006. The decrease in interest income was attributable to a lower average cash balance during the period.

Interest expense decreased $18,000, or 15%, to $99,000 for the six months ended June 30, 2007 from $117,000 for the six months ended June 30, 2006. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with the McNeil Pediatrics Division, formerly McNeil Consumer & Specialty Division, of McNeil- PPC, Inc., Bristol-Myers Squibb, Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd., or Astellas, and Abbott Laboratories, proceeds from equipment debt financing and capital leases and interest income. At June 30, 2007, our cash and cash equivalents were $35.1 million as compared to $25.1 million at December 31, 2006. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

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

In June 2007, we received notification from McNeil of its termination of the collaboration agreement between us and McNeil for the development of senicapoc as of September 18, 2007. Consequently, we will not earn any revenue associated with this collaboration after September 18, 2007. Should we decide to initiate new clinical trials of senicapoc in the future, we would bear the full costs associated with these trials unless we were to secure a new collaboration in this area.

Cash Flows

Net cash used in operating activities was $11.4 million for the six months ended June 30, 2007. This reflects a net loss of approximately $12.9 million, a decrease of approximately $2.1 million in deferred revenue, an increase of approximately $265,000 in prepaid expenses and other current and non-current assets, and an increase of approximately $189,000 in accounts receivable. These amounts were partially offset by $1.6 million of non-cash expense related to the write-off of the capitalized payments that had been made to CMCC in connection with the McNeil collaboration, $1.3 million of non-cash expenses related to equity compensation, an increase of $714,000 in accounts payable and accrued expenses and $405,000 of non-cash expenses for depreciation and amortization of property and equipment.

Net cash used in investing activities in the six months ended June 30, 2007 was $59,000, consisting primarily of the purchase of property and equipment.

Net cash generated by financing activities during the six months ended June 30, 2007 was $21.4 million and consisted of $21.7 million in net proceeds from the private placement completed in February 2007 and $141,000 in net proceeds from the exercise of stock options and warrants, offset by $364,000 in principal repayments related to our equipment debt financing.

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

Contractual Obligations

Our contractual obligations as of December 31, 2006 are described in our Annual Report on Form 10-K. During the second quarter of 2007, we amended our facility lease of office and research space, which expired over various periods from

2008 to 2010. The amendment extends the term of our lease for a period such that the lease of the entire office and research space will expire on December 31, 2011. As a result of our lease amendment, our contractual obligations related to operating leases have increased by approximately $1.0 million from the amount reported as of December 31, 2006.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, including the gross proceeds of approximately $22.0 million from our private placement completed in February 2007, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 18 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaboration with Astellas; and

•	our ability to establish and maintain additional collaborations.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes eleven revised risk factors (“We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.”; “We depend heavily on the success of our most advanced internal product candidates, senicapoc for sickle cell disease and potentially other indications and ICA-105665 and our other lead compounds for epilepsy and neuropathic pain, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed.”; “We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans.”; “We depend significantly on collaborations with third parties to discover, develop and commercialize some of our product candidates.”; “If one of our collaborators were to change its strategy or the focus of its development and commercialization efforts with respect to our relationship, the success of our product candidates and our operations could be adversely affected.”; “The success of senicapoc depends heavily on our collaboration with McNeil, which was established in June 2004 and involves a complex sharing of control over decisions, responsibilities and costs and benefits. The loss of McNeil as a collaborator, which will become effective as of September 18, 2007, may materially harm our business.”; “If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.”; “The number of shares of our common stock outstanding has increased substantially as a result of the private placement that closed on February 6, 2007, and certain purchasers beneficially own significant blocks of our common stock; these shares have been registered under the Securities Act and are generally available for resale in the public market.”; “If we do not maintain effectiveness of the registration statement covering the resale of the shares issued in the private placement, we will be required to pay certain liquidated damages, which could be material in amount.”; “Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.”; “A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.”) that reflect material developments subsequent to the discussion of risk factors included in our most recent

Annual Report on Form 10-K. In addition, one risk factor (“Under our collaboration agreement with McNeil, we are restricted from conducting specified types of manufacturing and commercialization activities.”) has been deleted.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of June 30, 2007, we had an accumulated deficit of $113.7 million. We have incurred losses in each year since our inception in 1992. Our net losses were $12.9 million for the six months ended June 30, 2007, $24.8 million in 2006, $20.2 million in 2005 and $16.7 million in 2004. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our private placement completed on February 6, 2007 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 18 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaboration with Astellas; and

•	our ability to establish and maintain additional collaborations.

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

Risks Related to Development of Product Candidates

We depend heavily on the success of our most advanced internal product candidates, senicapoc for sickle cell disease and potentially other indications and ICA-105665 and our other lead compounds for epilepsy and neuropathic pain, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

We initiated a pivotal Phase III clinical trial of senicapoc for the chronic treatment of sickle cell disease in the first quarter of 2005. This clinical trial was not successful. Following a planned interim analysis of safety, efficacy and futility by an independent Data Monitoring Committee, or DMC, during the third quarter of 2006, the DMC recommended that enrollment continue only for patients on background hydroxyurea therapy. For currently enrolled patients not on hydroxyurea, the DMC recommended that the study drug be discontinued and that patients proceed to the end of study follow-up period. The DMC held another planned meeting in April 2007. Following this meeting, the DMC recommended that the clinical trial be terminated because of the low probability of achieving a reduction in crisis rate, the primary endpoint. In accordance with the recommendation of the DMC, we terminated the study following notification provided to the FDA. We plan to analyze final data when available during the third quarter of 2007 and consider future options for the development of senicapoc.

Our efforts to commercialize the lead compounds that we are developing for epilepsy and neuropathic pain are at an earlier stage, as we have recently filed an IND with respect to ICA-105665. If we are not successful in commercializing either or both of senicapoc and one of our lead compounds for epilepsy and neuropathic pain, or are significantly delayed in doing so, our business will be materially harmed.

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

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising. For example, our pivotal Phase III clinical trial of senicapoc was not successful. As another example, we were recently notified by our collaborator Bristol-Myers Squibb that it has decided, based on formulation issues, among others, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of atrial fibrillation;

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to two such collaborations, with McNeil and Astellas. In 2006, research funding from our collaboration with McNeil accounted for 100% of our total net revenues. On June 21, 2007, McNeil provided notification of termination of our collaboration, effective three months from June 18, 2007, the notification date. Research funding under our collaboration agreement with Astellas has ended. Our collaboration with Bristol-Myers Squibb recently concluded upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations, including the termination of our agreement with McNeil, which will become effective as of September 18, 2007, and the conclusion of our collaboration with Bristol-Myers Squibb, would adversely affect us financially and could harm our business reputation.

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

•

our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries. For example, in May 2004 our collaborator Yamanouchi signed a definitive merger agreement with Fujisawa Pharmaceutical Co., Ltd., which took effect on April 1, 2005, and Yamanouchi and Fujisawa were renamed Astellas Pharma Inc. As another example, during 2006 Johnson & Johnson acquired the Consumer Healthcare Business of Pfizer Pharmaceuticals, and is integrating this unit with McNeil; and

•

the ability of our product candidates and products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products. For example, McNeil provided notification of termination of our collaboration, effective as of September 18, 2007. As another example, our collaboration with Bristol-Myers Squibb recently concluded upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation.

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

The success of senicapoc depends heavily on our collaboration with McNeil, which was established in June 2004 and involves a complex sharing of control over decisions, responsibilities and costs and benefits. The loss of McNeil as a collaborator, which will become effective as of September 18, 2007, may materially harm our business.

In June 2004, we entered into a collaboration with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. The collaboration involves a complex sharing of control over decisions, responsibilities and costs and benefits. McNeil may terminate the collaboration relationship without cause upon three months prior notice. McNeil may also terminate the collaboration relationship based upon an FDA requirement to stop clinical trials of senicapoc upon six months prior notice if the requirement is not withdrawn during the six-month notice period. On June 21, 2007, McNeil provided notification of termination of our collaboration, effective as of September 18, 2007. The loss of McNeil as a collaborator in the development or commercialization of senicapoc, or any dispute over the terms of, or decisions regarding, the collaboration or other adverse development in our relationship with McNeil may materially harm our business.

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

We do not currently own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices, or cGMP, regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing senicapoc for clinical trials or the lead compounds, including ICA-105665, that we are developing for the treatment of epilepsy and neuropathic pain for our preclinical studies or clinical trials should cease to continue to do so for any reason, we expect that we would experience delays in advancing these trials while we identify and qualify replacement suppliers.

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

The terms of the securities purchase agreement that we entered into in connection with the private placement require us to pay liquidated damages to the purchasers in the private placement in the event that the registration statement is suspended by us or ceases to remain continuously effective as to all registrable securities for which it is required to be effective, with certain specified exceptions. We refer to this event as a registration default. Subject to the specified exceptions, for each 30-

day period or portion thereof during which a registration default remains uncured, we are obligated to pay each purchaser an amount in cash equal to 1% of that purchaser’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by that purchaser. These amounts could be material, and any liquidated damages we are required to pay could have a material adverse effect on our financial condition.

General Company Related Risks

Our executive officers, directors and principal stockholders have substantial control over us and could limit your ability to influence the outcome of matters submitted to stockholders for approval.

As of July 31, 2007, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 54% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2007, we had 38,000,153 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 2,600,000 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, in the second quarter of 2007.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser, in the second quarter of 2007.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2007, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1.	Election of three Class III directors for the next three years (there were no abstentions or broker non-votes in connection with the election of directors):

	For:	Withheld:
André L. Lamotte, Sc.D	23,954,719	294,011
Richard G. Morrison, Ph.D	24,010,899	237,831
P. Kay Wagoner, Ph.D.	24,009,602	239,128

In addition to the directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Anthony B. Evnin, Ph.D., Dennis Gillings, CBE, Ph.D., Martin A. Simonetti, Charles A. Sanders, M.D. and Adeoye Y. Olukotun, M.D., MPH, FACC.

2.	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007:

For:	Against:	Abstain:	Broker Non-Votes
24,202,286	15,193	31,251	N/A

3.	Approval of amendment to our restated certificate of incorporation to increase the authorized shares of common stock from 90,000,000 to 120,000,000:

For:	Against:	Abstain:	Broker Non-Votes
23,723,177	488,840	36,709	N/A

4.	Approval of amendment to our 2004 stock incentive plan to increase the number of shares of common stock reserved for issuance under the plan from 3,150,000 to 6,150,000:

For:	Against:	Abstain:	Broker Non-Votes
17,606,718	784,106	37,409	5,820,497

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
Richard D. Katz, M.D.
Senior Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: August 7, 2007

EXHIBIT INDEX

Exhibit Number	Description

4.1	Stockholder Waiver, Amendment and Termination Agreement, dated as of July 10, 2007, among the Registrant and certain stockholders of the Registrant party to the Amended and Restated Stockholders’ Agreement dated as of April 16, 2004.

10.1†	Exclusive License Agreement, dated February 29, 2000, between the Registrant and Children’s Medical Center Corporation, as amended.

10.2	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan.

10.3	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4	Form of Nonstatutory Stock Option Agreement for Director Options under the 2004 Stock Incentive Plan.

10.5	Summary of Director Compensation.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.