Form 10-Q
period 2007-09-30
ICAGEN INC
filed 2007-11-05
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of October 31, 2007, there were outstanding 40,733,948 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS - UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,125	$25,131
Accounts receivable	1,125	9
Prepaid expenses and other	1,152	912

Total current assets	48,402	26,052

Non-current assets:
Property and equipment, net	1,194	1,566
Technology license and related costs, net of accumulated amortization of $423 and $705 as of September 30, 2007 and December 31, 2006, respectively	516	2,183
Deposits and other	128	1,014

Total assets	$50,240	$30,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,632	$1,919
Accrued expenses	1,576	2,958
Current portion of deferred revenue	7,375	996
Current portion of equipment debt	489	608

Total current liabilities	11,072	6,481
Deferred revenue, less current portion	5,210	11,513
Equipment debt financing, less current portion	489	774
Other non-current liabilities	25	—

Total liabilities	16,796	18,768
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value; 120,000,000 and 90,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 40,726,554 and 22,312,266 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	41	22
Additional paid-in capital	141,470	112,765
Accumulated deficit	(108,067)	(100,740)

Total stockholders’ equity	33,444	12,047

Total liabilities and stockholders’ equity	$50,240	$30,815

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collaborative research and development revenues:
Research and development fees (including related party research and development fees from Pfizer Inc of $1,500, $0, $1,500, and $0 for the periods presented, respectively)	$11,953	$505	$14,508	$1,465
Reimbursed research and development costs	917	1,652	3,734	5,213

Total collaborative research and development revenues	12,870	2,157	18,242	6,678
Operating expenses:
Research and development (including related party expenses to Quintiles Transnational Corp. of $1,057, $2,156, $5,095, and $5,991 for the periods presented, respectively)	6,395	6,780	22,456	21,972
General and administrative	1,329	1,217	4,393	4,455

Total operating expenses	7,724	7,997	26,849	26,427

Income (loss) from operations	5,146	(5,840)	(8,607)	(19,749)
Other income (expense):
Interest income	501	422	1,414	1,354
Interest expense	(35)	(49)	(134)	(166)

Total other income, net	466	373	1,280	1,188

Income (loss) before income taxes	5,612	(5,467)	(7,327)	(18,561)
Income taxes	—	—	—	—

Net income (loss)	$5,612	$(5,467)	$(7,327)	$(18,561)

Income (loss) per common share:
Basic	$0.14	$(0.25)	$(0.20)	$(0.84)

Diluted	$0.13	$(0.25)	$(0.20)	$(0.84)

Shares used in calculation of net income (loss) per common share:
Basic	39,245,452	22,277,996	36,298,526	22,188,454

Diluted	41,623,856	22,277,996	36,298,526	22,188,454

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(7,327)	$(18,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	590	680
Amortization of technology licenses and related costs	105	139
Stock-based compensation	1,984	1,548
Loss on disposal of equipment	—	24
Write-off of technology license and related costs	1,562	—
Changes in operating assets and liabilities:
Accounts receivable	(1,116)	68
Prepaid expenses and other current and non-current assets	646	(538)
Accounts payable and accrued expenses	(1,669)	(271)
Other liabilities	19	—
Deferred revenue	76	(838)

Net cash used in operating activities	(5,130)	(17,749)

Investing activities
Acquisition of property and equipment	(220)	(296)
Proceeds from the sale of equipment	2	—

Net cash used in investing activities	(218)	(296)

Financing activities
Proceeds from sale of common stock and warrants, net of issuance costs	26,578	—
Proceeds from equipment debt financing	121	272
Payments on equipment debt financing	(525)	(548)
Proceeds from exercise of stock options and warrants	168	335

Net cash provided by financing activities	26,342	59

Increase (decrease) in cash and cash equivalents	20,994	(17,986)
Cash and cash equivalents at beginning of period	25,131	47,763

Cash and cash equivalents at end of period	$46,125	$29,777

Supplemental disclosure of cash flow information
Cash paid for interest	$129	$162

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

September 30, 2007

(unaudited)

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs. The Company is conducting research and development activities, in some cases in collaboration with leading pharmaceutical companies, in a number of disease areas, including epilepsy, pain and inflammation.

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

In connection with the Company’s research and development collaborations with Pfizer Inc (“Pfizer”), the McNeil Pediatrics Division (formerly McNeil Consumer & Specialty Division) of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson (“McNeil”), and Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd. (“Astellas”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaboration with Pfizer and

Astellas, this period is the initial term of the research phase of the collaboration. With respect to the Company’s collaboration with McNeil, this period is the estimated service period of the agreement, which initially was estimated to conclude on the expiration of the last-to-expire patent covered by the agreement in 2019, but is now through the termination of the agreement as of September 18, 2007 (See Note 4). Research and development services provided under some of the Company’s collaboration agreements are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreement with Astellas allowed for research term extensions, and each term extension provided for additional research fees to be paid to the Company based on the level of effort and length of time associated with the services provided. The Company’s collaboration agreement with Pfizer allows for research term extensions upon mutually agreeable terms. Revenues are recognized from contract extensions as the extended services are performed.

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

None of the payments that the Company has received from collaborators to date, whether deferred or recognized as revenue, is refundable even if the related program is not successful.

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

The Company adopted this standard as of the beginning of the Company’s first quarter of 2007 and had no unrecognized tax benefits or accrued interest and penalty expense. The Company will classify interest and penalty expense in interest expense and general and administrative expense, respectively.

The tax years 2003 forward are open for assessment of underpayment of tax. The net operating losses dating back to 1992 are open to adjustment by taxing authorities.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options, shares issuable upon the vesting of restricted stock units and shares issuable upon the exercise of warrants. For the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, Diluted EPS is identical to Basic EPS because common share equivalents, including all of the Company’s outstanding stock options, outstanding restricted stock units and outstanding warrants, are excluded from the calculation, as their effect is antidilutive.

For the three months ended September 30, 2007, we reported net income of $5.6 million and Diluted EPS of $0.13. The dilutive calculation includes approximately 2.4 million of additional in-the-money options, restricted stock units and warrants. The Company earned net income for the three months ended September 30, 2007 primarily as a result of the $10.4 million of license revenue earned from the acceleration of revenue recognition of our upfront and milestone payment from McNeil due to our change in estimate of the substantive service obligations under the McNeil contract. For the three months ended September 30, 2007, Basic EPS and Diluted EPS were computed as follows:

Three Months Ended September 30, 2007
EPS Numerator – Basic
Net income	$5,612,000
EPS Denominator – Basic
Weighted-average common shares outstanding	39,245,452

EPS Numerator – Diluted
Net income	$5,612,000
EPS Denominator – Diluted
Weighted-average common shares outstanding	39,245,452
Effect of dilutive securities – stock options, restricted stock units and warrants	2,378,404
Dilutive potential common shares	41,623,856

Basic net income per common share	$0.14
Diluted net income per common share	$0.13

The weighted average anti-dilutive shares for the three and nine month periods ended September 30, 2007 and September 30, 2006 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Outstanding common stock options	2,837,847	3,868,453	5,029,221	3,742,522
Restricted stock units	231,508	203,459	262,209	172,914
Outstanding warrants	—	—	4,763,065	—

Total	3,069,355	4,071,912	10,054,495	3,915,436

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

2. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), using the modified prospective method. The Company recognized stock-based compensation expense of $661,000, $499,000, $1,984,000 and $1,548,000 during the three and nine months ended September 30, 2007 and 2006, respectively.

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

4. Collaboration Termination

During the second quarter of 2007, the Company received notification from McNeil of its termination of the collaboration agreement between the Company and McNeil for the development of senicapoc (formerly ICA-17043) to be effective as of September 18, 2007. A Phase III clinical trial to evaluate the ability of senicapoc to reduce crisis rate, the primary endpoint, in patients with sickle cell disease was previously terminated during the second quarter of 2007. The Company had recorded an upfront payment and a milestone payment from McNeil totaling $15.0 million as deferred revenue and was amortizing such deferred revenue over the original 15 year estimated service period of the contract. In June 2007, the Company revised its estimate of the term of its substantive obligations under the contract from ending in June 2019 to ending in September 2007. Accordingly, the Company recognized an additional $1.6 million of revenue in the second quarter of 2007 and the remaining balance of deferred revenue as of June 30, 2007 of $10.4 million in the third quarter of 2007 as the collaboration ended and the Company’s contractual obligations became complete. For the three months ended September 30, 2007, income from continuing operations and net income increased $10.1 million due to this change in estimate. For the nine months ended September 30, 2007, loss from continuing operations and net loss decreased $11.8 million due to this change in estimate. For the three months ended September 30, 2007, basic and diluted net income per share increased $0.26 and $0.25, respectively, due to this change in estimate. For the nine months ended September 30, 2007, basic and diluted net loss per share decreased $0.32 and $0.32, respectively, due to this change in estimate.

Pursuant to its license with the Children’s Medical Center Corporation (“CMCC”), the Company paid approximately $2.0 million to CMCC based on the upfront and milestone payments received from McNeil. The Company recorded this payment on its balance sheet as a long-lived asset under the category “technology licenses and related costs.” Due to the termination notice received from McNeil, the Company determined that this long-lived asset was no longer recoverable. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company recorded an impairment loss of $1.6 million during the second quarter of 2007, which is recorded as a component of research and development expense in the condensed statement of operations for the nine months ended September 30, 2007.

5. Pfizer Collaboration

On August 13, 2007, the Company entered into a collaborative research and licensing agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid the Company an initial upfront license fee of $12.0 million. The Company is recognizing this payment from Pfizer as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, the $12.0 million upfront license payment was recorded as deferred revenue, which is being amortized to revenue over the two-year life of the research term. In addition to the upfront license fee, Pfizer will provide the Company with research and development funding over a two-year research period pursuant to the agreement. The research term may be extended upon mutual agreement of Pfizer and the Company. Additionally, the Company is eligible to receive up to an aggregate of $359.0 million for each product contingent upon the achievement of specified research, development, regulatory and commercialization milestones. The Company is also eligible to receive tiered royalties, against which the commercialization milestones are creditable, depending upon sales achieved. The Company recognized $1.5 million of revenue related to the Pfizer collaboration agreement for the three and nine months ended September 30, 2007.

In connection with the Pfizer collaborative research and license agreement, on August 13, 2007, the Company also entered into an equity purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of the Company’s common stock. In a first closing of the transaction on August 20, 2007, the Company sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of the common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the agreement, resulting in gross proceeds to the Company of approximately $5.0 million. In addition, the Company has the right and option to sell to Pfizer, and to require Pfizer to purchase, up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise, subject to specified terms and conditions, during the 18 months following the date of the purchase agreement.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. We are conducting research and development activities, in some cases in collaboration with leading pharmaceutical companies, in a number of disease areas, including epilepsy, pain and inflammation.

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

Since our inception, we have incurred substantial losses and, as of September 30, 2007, we had an accumulated deficit of $108.1 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

A substantial portion of our revenue for at least the next several years will depend on our achieving development and regulatory milestones in our existing collaborative research and development programs and entering into new collaborations. Our revenue may vary substantially from quarter to quarter and year to year. Our operating expenses may also vary substantially from quarter to quarter and year to year based on the timing of clinical trial patient enrollment and our research activities. In particular, as we consider development options for senicapoc (formerly ICA-17043) and as we advance ICA-105665 and the other lead compounds that we are developing for the treatment of epilepsy and neuropathic pain, we expect that our research and development expenses may increase significantly. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied on as indicative of our future performance.

Recent Developments

In June 2007, we received notification from the McNeil Pediatrics Division, formerly McNeil Consumer & Specialty Division of McNeil PPC, Inc., or McNeil, of its termination of the collaboration agreement between us and McNeil for the development of senicapoc effective as of September 18, 2007. This termination followed the unsuccessful Phase III trial of senicapoc for the treatment of crises in adult sickle cell disease patients, which was terminated earlier this year.

In July 2007, we announced the filing of an Investigational New Drug application, or IND, for ICA-105665, the most advanced of the lead compounds in our potassium channel program in epilepsy and neuropathic pain, and in August 2007, we initiated a Phase I clinical trial of ICA-105665. ICA-105665 is administered orally and is intended to be developed as a chronic therapy for patients with epilepsy and potentially other disorders characterized by abnormal neuronal excitability, including neuropathic pain. The initial Phase I clinical trial is a double-blind, placebo controlled single dose ascending study in healthy male volunteers designed to assess the safety, tolerability and pharmacokinetics of this compound.

In August 2007, we entered into a collaborative research and licensing agreement with Pfizer Inc, or Pfizer, for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Under the terms of the agreement, we and Pfizer are combining resources to identify compounds that target these three ion channels in a global research and development collaboration. Pfizer funds all aspects of the collaboration including the research and preclinical development efforts at our company and will have an exclusive worldwide license to commercialize products that result from the collaboration. Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer will provide us with research and development funding over a two-year research period pursuant to the agreement. Additionally, we are eligible to receive up to an aggregate of $359.0 million for each product contingent upon the achievement of specified research, development, regulatory and commercialization milestones. We are also eligible to receive tiered royalties, against which the commercialization milestones are creditable, depending upon sales achieved.

In August 2007 in connection with the Pfizer collaborative research and license agreement, we also entered into an equity purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of our common stock. In a first closing of the transaction on August 20, 2007, we sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of the common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the agreement, resulting in gross proceeds to us of approximately $5.0 million. In addition, we have the right and option to sell to Pfizer, and to require Pfizer to purchase, up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise, subject to specified terms and conditions, during the 18 months following the date of the purchase agreement.

Final data from the Phase III clinical trial of senicapoc for the treatment of sickle cell disease, which was terminated earlier this year following the recommendation of an independent Data Monitoring Committee, or DMC, due to futility for the primary endpoint, are under review and will be shared with investigators in the near future. As previously noted, we continue to evaluate other potential indications outside of sickle cell disease, including immuno-inflammatory disorders, for the further development of senicapoc. At this time, we do not expect to resume clinical development of senicapoc as a potential treatment for sickle cell disease.

We were recently notified by our collaborator Astellas Pharma, Inc., formerly Yamanouchi Pharmaceutical Co., Ltd., or Astellas, that it has decided, based on unfavorable results in genotoxicity studies, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of dementia, including Alzheimer’s disease. Astellas continues to evaluate other lead compounds in preclinical studies with potential utility in the treatment of these disorders.

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

Revenue Recognition

In connection with our research and development collaborations, we recognize revenues from non-refundable upfront license fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to our collaboration with Pfizer, this period is the initial two-year research term of the collaboration. With respect to our collaboration with McNeil, this period is the estimated service period of the agreement, which initially was through the expiration of the last-to-expire patent covered by the agreement in 2019. Due to the termination of the agreement as of September 18, 2007, we revised our estimate of the substantive service obligations of the contract from June 2019 to September 2007 to coincide with the September 18, 2007 contract termination date. Accordingly, we recognized the remaining $10.4 million unamortized balance of the $15 million upfront license fee and milestone payment from McNeil as revenue in the third quarter of 2007.

Results of Operations

Comparison of Three Months Ended September 30, 2007 and September 30, 2006

Collaborative Research and Development Revenues

Collaborative research and development revenues increased by $10.7 million, or 497%, to $12.9 million for the three months ended September 30, 2007 from $2.2 million for the three months ended September 30, 2006. This increase was due to a $10.1 million increase in revenue resulting from the accelerated recognition of deferred revenue due to the termination of the McNeil collaboration and a $1.5 million increase in revenue due to the Pfizer collaboration, partially offset by a decrease in revenue of $735,000 due to reduced cost-sharing reimbursement from the McNeil collaboration for the clinical development of senicapoc.

Research and Development Expense

Research and development expense decreased by $385,000, or 6%, to $6.4 million for the three months ended September 30, 2007 from $6.8 million for the three months ended September 30, 2006. The decrease was due primarily to a decrease of $1.6 million in expense related to the development of senicapoc for the treatment of sickle cell disease as a result of the termination of the Phase III trial of senicapoc. This decrease was partially offset by an increase of $475,000 in expenses associated with our epilepsy and neuropathic pain program, an increase of $416,000 in license fees, an increase of $102,000 in patent expense, and an increase in the aggregate of $183,000 related to equity compensation expense, salary and benefits expense and laboratory supplies expense.

Senicapoc for certain immuno-inflammatory disorders and other indications and ICA-105665 and our other lead compounds for epilepsy and neuropathic pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Three months ended September 30,		Cumulative from Inception
Development Program	2007	2006
	(in thousands)
Senicapoc	$1,717	$3,311	$46,932
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	524	50	11,943

Total	$2,241	$3,361	$58,875

General and Administrative Expense

General and administrative expense increased by $112,000, or 9%, to $1.3 million for the three months ended September 30, 2007 from $1.2 million for the three months ended September 30, 2006. The increase was due primarily to an increase in the aggregate of $221,000 related to increases in equity compensation expense, corporate development expenses, and insurance expense, partially offset by a decrease in the aggregate of $96,000 related to pre-commercialization expense related to senicapoc, relocation and recruiting expense and tax expense.

Interest Income and Interest Expense

Interest income increased $79,000, or 19%, to $501,000 for the three months ended September 30, 2007, from $422,000 for the three months ended September 30, 2006. The increase in interest income was attributable to increased average cash balances and increased interest rates.

Interest expense decreased $14,000, or 29%, to $35,000 for the three months ended September 30, 2007 from $49,000 for the three months ended September 30, 2006. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

Collaborative Research and Development Revenues

Collaborative research and development revenues increased by $11.6 million, or 173%, to $18.2 million for the nine months ended September 30, 2007 from $6.7 million for the nine months ended September 30, 2006. This increase was due to a $11.8 million increase in revenue resulting from the accelerated recognition of deferred revenue due to the termination of the McNeil collaboration and a $1.5 million increase in revenue due to the Pfizer collaboration, partially offset by a decrease in revenue of $1.5 million due to reduced cost-sharing reimbursement from the McNeil collaboration for the clinical development of senicapoc.

Research and Development Expense

Research and development expense increased by $484,000, or 2%, to $22.5 million for the nine months ended September 30, 2007 from $22.0 million for the nine months ended September 30, 2006. The increase was due primarily to an increase of $1.6 million in expense related to the write-off of the capitalized payments that had been made to Children’s Medical Center Corporation, or CMCC, in connection with the McNeil collaboration due to the McNeil contract termination notice, an increase of $901,000 in expenses associated with our epilepsy and neuropathic pain program, an increase in license fee expense of $379,000, an increase in equity compensation expense of $288,000, an increase in patent expense of $249,000, and an increase in expenses associated with our pharmacology studies of $190,000. These increases were partially offset by a decrease of $2.9 million related to the development of senicapoc for the treatment of sickle cell disease as a result of the termination of the Phase III trial earlier this year, a decrease of $107,000 in relocation and recruiting expense and a decrease of $92,000 in depreciation expense.

Senicapoc for certain immuno-inflammatory disorders and other indications and ICA-105665 and our other lead compounds for epilepsy and neuropathic pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Nine months ended September 30,		Cumulative from Inception
Development Program	2007	2006
	(in thousands)
Senicapoc	$7,243	$10,129	$46,932
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	2,316	1,415	11,943

Total	$9,559	$11,544	$58,875

General and Administrative Expense

General and administrative expense decreased by $62,000, or 1%, to $4.4 million for the nine months ended September 30, 2007 from $4.5 million for the nine months ended September 30, 2006. The decrease was due primarily to a decrease of $221,000 in pre-commercialization expense related to senicapoc, a decrease of $120,000 in tax expense and a decrease of $76,000 in relocation and recruiting expenses, partially offset by an increase of $232,000 in insurance expense and an increase of $149,000 in equity compensation expense.

Interest Income and Interest Expense

Interest income increased $60,000, or 4%, to $1.4 million for the nine months ended September 30, 2007 from $1.4 million for the nine months ended September 30, 2006. The increase in interest income was attributable to a higher average cash balance during the period.

Interest expense decreased $32,000, or 19%, to $134,000 for the nine months ended September 30, 2007 from $166,000 for the nine months ended September 30, 2006. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At September 30, 2007, our cash and cash equivalents were $46.1 million as compared to $25.1 million at December 31, 2006. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

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

In August 2007, we entered into a collaborative research and licensing agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer will provide us with research and development funding over a two-year research period pursuant to the agreement. Additionally, we are eligible to receive up to an aggregate of $359.0 million for each product contingent upon the achievement of specified research, development, regulatory and commercialization milestones. We are also eligible to receive tiered royalties, against which the commercialization milestones are creditable, depending upon sales achieved.

In August 2007 in connection with the Pfizer collaborative research and license agreement, we also entered into an equity purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of our common stock. In a first closing of the transaction on August 20, 2007, we sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of the common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the agreement, resulting in gross proceeds to us of approximately $5.0 million. In addition, we have the right and option to sell to Pfizer, and to require Pfizer to purchase, up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise, subject to specified terms and conditions, during the 18 months following the date of the purchase agreement.

Cash Flows

Net cash used in operating activities was $5.1 million for the nine months ended September 30, 2007. This reflects a net loss of approximately $7.3 million, a decrease of approximately $1.7 million in accounts payable and accrued expenses and an increase of approximately $1.1 million in accounts receivable. These amounts were partially offset by $2.0 million of non-cash expenses related to stock-based compensation, $1.6 million of non-cash expense related to the write-off of the capitalized payments that had been made to CMCC in connection with the McNeil collaboration, a decrease of $646,000 in prepaid expenses and other current and non-current assets, $590,000 of non-cash expenses for depreciation and amortization of property and equipment and $105,000 of amortization of technology licenses and related costs.

Net cash used in investing activities in the nine months ended September 30, 2007 was $218,000, consisting primarily of the purchase of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $26.3 million and consisted of $26.6 million in net proceeds from the private placement completed in February 2007 and the Pfizer equity investment completed in August 2007, $168,000 in net proceeds from the exercise of stock options and warrants, and $121,000 in proceeds from equipment debt financing, partially offset by $525,000 in principal repayments related to our equipment debt financing.

Net cash used in operating activities was $17.7 million for the nine months ended September 30, 2006. This reflects a net loss of approximately $18.6 million, a decrease of $838,000 in deferred revenue, an increase of $538,000 in prepaid expenses and other current and non-current assets and a decrease of $271,000 in accounts payable and accrued expenses. These amounts were partially offset by $1.5 million of non-cash expenses related to stock-based compensation, $680,000 of non-cash expenses related to depreciation and amortization of property and equipment and $139,000 of non-cash expenses related to amortization of technology licenses and related costs.

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

Contractual Obligations

Our contractual obligations as of December 31, 2006 are described in our Annual Report on Form 10-K. During the second quarter of 2007, we amended our facility lease of office and research space, which expired over various periods from 2008 to 2010. The amendment extends the term of our lease for a period such that the lease of the entire office and research space will expire on December 31, 2011. During the third quarter of 2007, we entered into a new lease for additional research facility space. As a result of our lease amendment and our new research facility lease, our contractual obligations related to operating leases have increased by approximately $1.8 million from the amount reported as of December 31, 2006.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future.

We believe our existing cash and cash equivalents, including the gross proceeds of approximately $22.0 million from our private placement completed in February 2007, the $12.0 million up-front license fee from Pfizer received in August 2007, the gross proceeds of approximately $5.0 million from the Pfizer equity investment completed in August 2007 and our $10.0 million equity put option with Pfizer will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 21 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaborations with Pfizer and Astellas; and

•	our ability to establish and maintain additional collaborations.

We do not anticipate that we will generate product revenue for at least the next several years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities over the next two years and an additional $10.0 million in proceeds from the sale of our common stock if we exercise the equity put option with Pfizer, we do not currently have any commitments for future external funding.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes eleven revised risk factors (“We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.”; “We depend heavily on the success of our most advanced internal product candidates, senicapoc for immuno-inflammatory disorders and other indications and ICA-105665 and our other lead compounds for epilepsy and neuropathic pain, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed.”; “We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans.”; “We depend significantly on collaborations with third parties to discover, develop and commercialize some of our product candidates.”; “If one of our collaborators were to change its strategy or the focus of its development and commercialization efforts with respect to our relationship, the success of our product candidates and our operations could be adversely affected.”; “If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.”; “If third parties on whom we rely for clinical trials, such as Quintiles Transnational Corp., do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business may suffer,”; “The number of shares of our common stock outstanding has increased substantially as a result of the private placement that closed on February 6, 2007, and certain purchasers beneficially own significant blocks of our common stock; these shares have been registered under the Securities Act and are generally available for resale in the public market.”; “If we do not maintain effectiveness of the registration statement covering the resale of the shares issued in the private placement, we will be required to pay certain liquidated damages, which could be material in amount.”; “Provisions in our corporate charter documents, under Delaware law and in our collaboration agreement with Pfizer may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.”; “A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, four risk factors (“Under our collaboration agreement with McNeil, we are restricted from conducting specified types of manufacturing and commercialization activities.”; “The success of senicapoc depends heavily on our collaboration with McNeil, which was established in June 2004 and involves a complex sharing of control over decisions, responsibilities and costs and benefits. The loss of McNeil as a collaborator, which will become effective as of September 18, 2007, may materially harm our business.”; “We may not be able to obtain orphan drug exclusivity for our products. If our competitors are able to obtain orphan drug exclusivity for their products that are the same drug as our products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.”; and “The fast track designation for our sickle cell disease product candidate may not actually lead to a faster development or regulatory review or approval process.”) have been deleted and two risk factors (“The number of shares of our common stock outstanding has increased substantially as a result of the equity investment by Pfizer that closed on August 20, 2007 and will further increase substantially if we exercise our option to sell additional shares to Pfizer; Pfizer beneficially owns a significant block of our common stock; and upon registration under the Securities Act, these shares will be generally available for resale in the public market.” and “If we do not obtain and maintain effectiveness of the registration statement covering the resale of the shares issued in the equity investment by Pfizer, upon the request of Pfizer, we will be required to pay certain liquidated damages, which could be material in amount.”) have been added.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of September 30, 2007, we had an accumulated deficit of $108.1 million. We have incurred losses in each year since our inception in 1992. Our net losses were $7.3 million for the nine months ended September 30, 2007, $24.8 million in 2006, $20.2 million in 2005 and $16.7 million in 2004. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the net proceeds from our private placement completed on February 6, 2007, the $12.0 million up-front license fee from Pfizer received in August 2007, the gross proceeds of approximately $5.0 million from the Pfizer equity investment completed in August 2007 and our $10.0 million equity put option with Pfizer will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next 21 months. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaborations with Pfizer and Astellas; and

•	our ability to establish and maintain additional collaborations.

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

Risks Related to Development of Product Candidates

We depend heavily on the success of our most advanced internal product candidates, senicapoc for immuno-inflammatory disorders and other indications and ICA-105665 and our other lead compounds for epilepsy and neuropathic pain, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced internal product candidates, senicapoc for immuno-inflammatory disorders and other indications and ICA-105665 and our other lead compounds for the treatment of epilepsy and neuropathic pain. Our ability to generate product revenues, which we do not expect in any case will occur for at least the next several years, will depend heavily on the successful development and commercialization of these product candidates. The commercial success of these product candidates will depend on several factors, including the following:

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

We initiated a pivotal Phase III clinical trial of senicapoc for the chronic treatment of sickle cell disease in the first quarter of 2005. This clinical trial was not successful. Following a planned interim analysis of safety, efficacy and futility by the DMC during the third quarter of 2006, the DMC recommended that enrollment continue only for patients on background hydroxyurea therapy. For currently enrolled patients not on hydroxyurea, the DMC recommended that the study drug be discontinued and that patients proceed to the end of study follow-up period. The DMC held another planned meeting in April 2007. Following this meeting, the DMC recommended that the clinical trial be terminated because of the low probability of achieving a reduction in crisis rate, the primary endpoint. In accordance with the recommendation of the DMC, we terminated the study following notification provided to the FDA. At this time, we do not expect to resume clinical development of senicapoc as a potential treatment for sickle cell disease but continue to evaluate opportunities for the development of senicapoc for other indications, including certain immuno-inflammatory disorders.

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and neuropathic pain are at an early stage, as we have recently filed an IND and begun Phase I clinical trials with respect to ICA-105665. If we are not successful in commercializing either or both of senicapoc or ICA-105665 or one of our other lead compounds for epilepsy and neuropathic pain, or are significantly delayed in doing so, our business will be materially harmed.

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

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising. For example, our pivotal Phase III clinical trial of senicapoc was not successful. As another example, we were notified in the third quarter of 2007 by our collaborator Bristol-Myers Squibb Company, or Bristol-Myers Squibb, that it had decided, based on formulation issues, among others, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. As a third example, we were recently notified by our collaborator, Astellas, that it has decided, based on genotoxicity issues, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of dementia, including Alzheimer’s disease;

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

In our Phase II clinical trial of senicapoc for sickle cell anemia, the only adverse events that were dose-related and occurred more frequently in the active treatment arms than in the placebo arm were diarrhea and nausea. No patients elected to discontinue treatment with senicapoc prematurely as a result of these events. During the open label extension study to the Phase II clinical trial, the only adverse events that occurred in two or more patients considered possibly related to study medication were gamma glutamyl transferase, or GGT, elevation, rash and headache. Only two patients discontinued participation in the open label extension study as a result of adverse events that were considered possibly or probably related to study medication, one following a reversible increase in the level of GGT and another following a diagnosis of interstitial nephritis. We are in the process of evaluating final safety data from the Phase III clinical trial. At this time, we do not expect to resume clinical development of senicapoc as a potential treatment for sickle cell disease, but continue to evaluate opportunities for the development of senicapoc for other indications, including certain immuno-inflammatory disorders. Additional analyses of current data or data from future trials may reveal information that leads us to discontinue development of senicapoc in other indications.

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to two such collaborations, with Pfizer and Astellas. In 2006, research funding from our collaboration with McNeil accounted for 100% of our total net revenues. On June 21, 2007, McNeil provided notification of termination of our collaboration, effective September 18, 2007. Our collaboration with Bristol-Myers Squibb concluded in the third quarter of 2007 upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. Research funding under our collaboration agreement with Astellas has ended, and research funding under our collaboration with Pfizer is scheduled to end in the third quarter of 2009. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations, including the termination of our agreement with McNeil, which became effective as of September 18, 2007, and the conclusion of our collaboration with Bristol-Myers Squibb, would adversely affect us financially and could harm our business reputation.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. We rely on Quintiles Transnational Corp. for the performance of most of our clinical trials. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles Transnational Corp., and PharmaBio Development Inc. d/b/a NovaQuest, the holder of 4.4% of our outstanding capital stock, is a wholly owned subsidiary of Quintiles Transnational Corp.

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

Risks Relating to Our Private Placements

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

The number of shares of our common stock outstanding has increased substantially as a result of the equity investment by Pfizer that closed on August 20, 2007 and will further increase substantially if we exercise our option to sell additional shares to Pfizer; Pfizer beneficially owns a significant block of our common stock; and upon registration under the Securities Act, these shares will be generally available for resale in the public market.

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 2,668,172 shares of our common stock to Pfizer. In addition, we have the right and option, which we refer to as the put option, to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise, subject to certain terms and conditions, during the 18 months following the date of the purchase agreement. We are not permitted to exercise the put option to the extent that, upon exercise, the number of additional shares to be issued would cause the number of shares of common stock beneficially owned by Pfizer to exceed 19.99% of the total number of shares of our common stock issued and outstanding as of the exercise of the put option on a post-transaction basis. We refer to this restriction as the limitation. The issuance of the 2,668,172 shares to Pfizer resulted in substantial dilution to stockholders who held our common stock prior to the equity investment by Pfizer, and if we exercise our option to issue the additional $10.0 million of common stock to Pfizer, the issuance of those additional shares to Pfizer will result in further dilution to stockholders.

In accordance with the purchase agreement for the equity investment by Pfizer, we have agreed to file, at any time after the later of (i) August 20, 2008 and (ii) the closing date of the second tranche of the put option, if the limitation restricts us from exercising the put option in a single tranche, or the closing date of the sole tranche of the put option, if we are not restricted by the limitation, or the trading limitation date, upon the request of Pfizer, a registration statement with the SEC covering the resale of the aggregate number of shares issued pursuant to the purchase agreement. Upon such registration of the shares issued in the equity investment by Pfizer, these shares will become generally available for immediate resale in the public market. Prior to the trading limitation date, Pfizer’s right to dispose of the shares issued pursuant to the purchase agreement is restricted; provided however, that Pfizer may dispose of the shares (i) if the collaborative and research license agreement or the research term under such agreement is terminated or (ii) after August 20, 2008 in a single private transaction exempt from registration under the Securities Act in accordance with the purchase agreement. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market or if Pfizer decides to sell our shares of common stock.

If we do not obtain and maintain effectiveness of the registration statement covering the resale of the shares issued in the equity investment by Pfizer, upon the request of Pfizer, we will be required to pay certain liquidated damages, which could be material in amount.

The terms of the purchase agreement that we entered into in connection with the equity investment by Pfizer require us to pay liquidated damages to Pfizer in the event that we do not file the registration statement with the SEC within 30 days after the request by Pfizer to file such registration statement, the registration statement does not become effective or its effectiveness is not maintained beginning 90 days after the registration request (if the registration statement is not reviewed by the SEC) or 120 days after the registration request (if it is so reviewed) or, after the registration statement is declared effective by the SEC, the registration statement is suspended by us or ceases to remain continuously effective as to all registrable securities for which it is required to be effective, with certain specified exceptions. We refer to each of these events as a registration default. Subject to the specified exceptions, for each 30-day period or portion thereof during which a registration default remains uncured, we are obligated to pay Pfizer an amount in cash equal to 1% of that purchaser’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by Pfizer. These amounts could be material, and any liquidated damages we are required to pay could have a material adverse effect on our financial condition.

General Company Related Risks

Our executive officers, directors and principal stockholders have substantial control over us and could limit your ability to influence the outcome of matters submitted to stockholders for approval.

As of October 31, 2007, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 53% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our corporate charter documents, under Delaware law and in our collaboration agreement with Pfizer may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

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

Pfizer has agreed to constitute and appoint our president and treasurer, and each of them, with full power of substitution, as the proxies of Pfizer with respect to matters on which Pfizer is entitled to vote as a holder of common stock, and authorize each of them to represent and to vote all of Pfizer’s shares with respect to matters other than a merger or acquisition of our company, the disposition of all or substantially all of our assets, or a change of control of our company. In addition, if on the record date for any vote of our common stock Pfizer holds greater than 10% of the outstanding shares of our common stock, with respect to any of Pfizer’s shares in excess of the number of shares equal to 10% of the outstanding shares of our common stock, Pfizer has agreed to constitute and appoint such persons as the proxies of Pfizer and authorize each of them to represent and to vote with respect to matters related to a merger or acquisition of our company, the disposition of all or substantially all of our assets, or a change of control of our company, in the same manner and in the same proportion as shares of common stock held by our other shareholders are voted on such matters. However, if both (i) we issue common stock that represents more than 10% of our then outstanding common stock to a third party strategic investor in connection with a collaboration agreement and (ii) the voting rights granted to such third party contain fewer restrictions, then Pfizer’s voting rights shall be deemed to be automatically modified so as to make such rights no less favorable to Pfizer than those granted to the third party strategic investor. Pfizer will have significant influence over the outcome of a stockholder vote with respect to the approval of mergers or other business combination transactions. In addition, with respect to matters other than the approval of mergers or other business combination transactions, our management will control how Pfizer’s shares are voted and therefore may have significant influence over the outcome of a stockholder vote with respect to such matters.

A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2007, we had 40,733,948 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 5,300,000 shares of our common stock, which include the 2,688,172 shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On August 20, 2007, we issued 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share. The financing resulted in gross proceeds to us of approximately $5.0 million. We expect to use the net proceeds from the sale of the shares to fund our research and development programs and otherwise for general corporate purposes.

These shares were offered and sold to Pfizer without registration under the Securities Act or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser, in the third quarter of 2007.

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
Richard D. Katz, M.D.
Senior Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: November 5, 2007

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Collaborative Research & License Agreement, dated August 13, 2007, between the Registrant and Pfizer Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.