Form 10-K
period 2007-12-31
ICAGEN INC
filed 2008-03-07
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-50676

Icagen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-1785001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4222 Emperor Boulevard, Suite 350

Durham, North Carolina 27703

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (919) 941-5206

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	The Nasdaq Global Market
(Title of class)	(Name of exchange of which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, or the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 29, 2007, was approximately $55,913,052 based on the closing sale price of the common stock on such date as reported on the Nasdaq Global Market. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on February 29, 2008 was 46,809,607.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders scheduled to be held on June 12, 2008, or the 2008 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2008 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

Icagen and our logo are our trademarks. Each of the other trademarks, trade names or service marks appearing in this report belongs to its respective holder.

ICAGEN, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. Our two most advanced programs are:

•	ICA-105665 for epilepsy and neuropathic pain, for which we are conducting a Phase I single dose escalation study in healthy volunteers; and

•	Senicapoc, previously referred to as ICA-17043, for asthma, for which we are conducting a Phase I multiple dose study in healthy volunteers.

We are also conducting ongoing drug discovery programs focused on new therapeutics for pain and inflammatory disorders. In each of these programs, we have identified small molecule compounds that have demonstrated activity on specific ion channels. When we tested these compounds in preclinical studies, including in some cases animal models, they showed desired activities and profiles, validating these ion channels as potential therapeutic targets for the particular indication. In addition to our internal programs, we have established a collaboration with Pfizer Inc focused on three sodium channel targets for the treatment of pain and related disorders. We plan to generate revenue from any product candidates that we successfully develop either through direct sales, collaboration arrangements with leading pharmaceutical and biotechnology companies or a combination of these approaches.

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

Using our drug discovery and development approach, we have:

•	developed two clinical stage programs with what we believe are novel chemical entities working through novel mechanisms of action;

•	established an ongoing collaboration with a leading pharmaceutical company; and

•	developed ongoing research stage programs spanning multiple and diverse therapeutic areas and providing us with a pipeline of compounds that modulate ion channel targets.

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

Build and advance our product candidate pipeline. Through our ion channel drug discovery and development programs, we have created a pipeline of drug candidates that address diseases with significant unmet medical need and commercial potential across a range of therapeutic areas. We plan to aggressively pursue the development and commercialization of these drug candidates, including ICA-105665 and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain, and senicapoc, which we are developing for asthma. We believe that the breadth of our capabilities in ion channel drug discovery technology will enable us to continue to identify and develop additional drug candidates on an efficient and rapid basis. In addition to developing drug candidates internally, we continue to evaluate opportunities to in-license promising compounds and technologies.

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

Establish strategic alliances with leading pharmaceutical and biotechnology companies. We plan to selectively enter into new strategic alliances with leading pharmaceutical and biotechnology companies to assist us in advancing our drug discovery and development programs. We expect that these alliances will provide us with access to the therapeutic area expertise and research, development and commercialization resources of our collaborators as well as augment our financial resources. We believe that our expertise in ion channel drug discovery and development helps us to secure collaborations, such as our collaboration with Pfizer, on attractive terms. We expect that in some of these alliances we will seek to maintain rights in the development of drug candidates and the commercialization of drugs as part of our effort to build our internal clinical development and sales and marketing capabilities.

Establish specialized sales and marketing capabilities. We plan to retain United States marketing and sales rights or copromotion rights for our product candidates for which we receive marketing approvals in situations in which we believe it is possible to access the market, or a portion of the market, through a focused, specialized sales force. For example, although ICA-105665 for epilepsy and neuropathic pain will require a substantial detailing effort if approved, we believe that a subset of physicians who specialize in the treatment of epilepsy is sufficiently concentrated to enable us to effectively copromote to this market with a small internal sales force. For situations in which a large sales force is required to access the market and with respect to markets outside of the United States, we generally plan to commercialize our drug candidates through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

Clinical Programs

The following table summarizes key information about our product candidates that are in clinical trials. The compounds in these programs are the result of our internal research efforts. In these programs, we are developing small molecule drugs that target specific ion channels.

Product Candidate/Indication	Development Phase	Commercialization Rights	Status
ICA-105665 for epilepsy and neuropathic pain	Phase I	Icagen	Phase I single dose escalation study in progress

Senicapoc for asthma	Phase I	Icagen	Phase I multiple dose escalation study in progress

ICA-105665 and our other Lead Compounds for Epilepsy and Neuropathic Pain

Our most advanced compound for the treatment of epilepsy and neuropathic pain is ICA-105665, for which we are currently conducting a single dose escalation study in healthy male volunteers. In addition, we have identified several lead compounds that also target specific potassium channels, which are located primarily on the membrane of nerve cells, or neurons, present in particular regions of the central and peripheral nervous system. We have retained all worldwide rights to these compounds.

ICA-105665 and Other Lead Compounds for Epilepsy

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

ICA-105665 and Other Lead Compounds for Neuropathic Pain

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

Two additional agents, Cymbalta and Lyrica, have been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of specified types of neuropathic pain. In clinical trials, the most common side effects associated with Cymbalta included nausea, somnolence, dizziness, dry mouth, constipation, hyperhidrosis, decreased appetite and asthenia, while those associated with Lyrica included dizziness, somnolence, dry mouth, peripheral edema, blurred vision, weight gain and difficulty with attention. In addition, Lyrica has been labeled as a “controlled substance” by the FDA, and is therefore subject to a number of restrictions regarding its distribution and use.

ICA-105665 and Other Lead Compounds. ICA-105665 and our other lead compounds target a particular potassium ion channel that is expressed in the central nervous system, including regions linked to seizure disorders such as the cortex, hippocampus and thalamus, and in pain pathways in the central and peripheral nervous system. In preclinical studies, these compounds:

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

ICA-105665, the most advanced of our current compounds, is currently in a Phase I single dose escalation study in healthy male volunteers. A Phase I trial of a compound, ICA-69673, from a different chemical class than ICA-105665 and our current lead compounds against this same target was initiated in 2004 and discontinued in 2005 for reasons that we believe were compound specific. However, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical studies does not mean that subsequent clinical trials will confirm the earlier findings.

Senicapoc for Asthma

Senicapoc is a novel small molecule potassium channel inhibitor that we are developing for the treatment of asthma, for which we are currently conducting a Phase I multiple dose escalation study in healthy male volunteers. Senicapoc targets a particular potassium channel that is expressed on a number of cells believed to be important in the pathogenesis of asthma, including various cells of the immune and inflammatory system and airway epithelial cells. Senicapoc is taken orally and is being developed for once-a-day dosing. We retain all worldwide rights to senicapoc.

Disease overview. Asthma is a lung disease characterized by airway obstruction, airway inflammation, and increased airway responsiveness to a variety of stimuli. Typical symptoms include shortness of breath, cough and wheezing in response to particular stimuli. The disease varies in severity from a mild intermittent form to a severe persistent form. While asthma cannot be cured, most people with asthma are able to be treated so that they are able to live active lives.

While spasmatic constriction of the airways, or bronchospasm, is an important aspect of the disease, there is believed to be an underlying inflammatory process that triggers bronchospasm when a patient is exposed to certain stimuli. The inflammation results in narrowed, swollen airways, increased mucus and frequently is accompanied by constriction of the smooth muscle in the airways, or bronchoconstriction, causing difficulty breathing and the familiar wheeze often associated with the disease. Relevant inflammatory cells are believed to include the bronchial mucosal mast cell, lymphocytes and eosinophils.

The ion channel target for senicapoc is a potassium channel that is expressed in mast cells, lymphocytes, eosinophils, airway epithelial cells and other cell types. This potassium channel facilitates the influx of calcium into certain cells in the immune and inflammatory systems, thus contributing to the activation of these cells during immune and inflammatory responses to certain stimuli. Blocking this channel in these cells decreases the calcium-dependent activation. Moreover, this potassium channel has also been shown to be expressed at increased levels in activated T-lymphocytes and, when inhibited by selective blockers, to decrease T-cell proliferation in a dose-dependent manner.

Market opportunity and current treatment. According to the National Heart Lung and Blood Institute, about 20 million people have been diagnosed with asthma in the United States, nearly 9 million of whom are children. A variety of drugs are used for the treatment of asthma, including inhaled beta agonists, inhaled and oral corticosteroids, cromolyn and leukotriene inhibitors. Sales of drugs used for the treatment of asthma exceeded $8.0 billion in 2007, according to data from Datamonitor.

Drugs currently approved for the treatment of asthma include both inhaled and orally available therapies. Inhaled agents include beta agonists, inhaled corticosteroids, and cromolyn, while orally available agents include systemic corticosteroids and leukotriene inhibitors such as Singulair. These drugs are believed to work through a variety of mechanisms, including relaxation of the bronchial smooth muscle and inhibition of the inflammatory process. Many patients require combination therapy to adequately control their asthma symptoms. These drugs are therefore typically utilized in a stepwise manner, with inhaled agents used for patients with more mild asthma on a “rescue” basis and oral agents typically added to inhalation therapy for those with more severe and persistent forms of asthma. Each of these drugs is associated with certain side effects, the most problematic of which are caused by the corticosteroids when administered orally on a chronic basis. In addition, many patients do not respond adequately to orally available leukotriene inhibitors, leaving a large group of patients without a satisfactory long-term orally available therapy.

Senicapoc. Senicapoc is a novel small molecule ion channel inhibitor that targets a particular potassium channel that is expressed on a number of cells believed to be important in the pathogenesis of asthma, including mast cells, macrophages, eosinophils and airway epithelia. We submitted an Investigational New Drug Application, or IND, for the use of senicapoc for the treatment of asthma during the fourth quarter of 2007 and in January 2008 began a multiple dose escalation study in healthy volunteers to explore higher doses than those used previously in our clinical trials of senicapoc for sickle cell disease. Senicapoc is taken orally and is being developed for once-a-day dosing as a treatment for asthma.

A sheep model demonstrating naturally occurring bronchoconstriction and airway hyperreactivity in response to exposure to a certain antigen was used in preclinical efficacy studies. Following exposure to the natural antigen, this model demonstrates an early and a late antigen response characterized by increases in airway resistance and airway hyperreactivity. In controlled studies conducted in this model, senicapoc was demonstrated to reduce the antigen induced changes in both late phase airway resistance and airway hyperreactivity following both intravenous and inhalation administration. These results were statistically significant. Furthermore, in the intravenous study, in which two different doses were tested, the results were dose dependent and at the high dose, there was additionally a statistically significant reduction in the early phase airway resistance.

Previously we had been developing senicapoc for the treatment of sickle cell disease. In our Phase II trial, senicapoc was demonstrated to improve the hematologic profile of patients with sickle cell disease. This finding was further confirmed in the open label extension study to the Phase II study and in our pivotal Phase III study. However, our pivotal Phase III trial was halted prior to completion by the Data Monitoring Committee, or DMC, as a result of lack of efficacy in reducing crisis rate, the primary endpoint of that study. We are therefore no longer pursuing senicapoc as a potential treatment for sickle cell disease.

During the development program for sickle cell disease, 445 clinical trial participants received one or more doses of senicapoc. Of these, 159 were healthy volunteers and 286 were patients with sickle cell disease. In these studies, we obtained safety information that we believe will be important in our development program for asthma. During the development program for sickle cell disease, senicapoc was generally found to be safe and well-tolerated. In a published Phase II study of senicapoc in patients with sickle cell disease, diarrhea and nausea occurred more frequently in patients who received either of two doses of senicapoc than in those who received a placebo. The most common serious adverse events were related to sickle cell disease and none were considered to be related to senicapoc. Patients who took senicapoc had small increases in serum gamma-glutamyl transpeptidase, or GGT, a protein found in the liver and biliary tract, but the clinical significance of this change is not known.

However, the doses we may use in the asthma studies may be different from those used in prior studies and may be associated with adverse events that have not yet been identified. Furthermore, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical studies does not mean that subsequent clinical trials will confirm earlier findings.

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

Program Status. We have identified several ion channel targets that are expressed in pain pathways in both the central and peripheral nervous system. For several of these targets, we have identified lead compounds with in vivo efficacy in animal models of pain disorders. In August 2007, we entered into a collaborative research and license agreement with Pfizer with respect to three of these sodium channel targets. See “Our Collaborations — Pfizer” below for a description of our collaboration with Pfizer.

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

Extensive Library of Ion Channel Focused Small Molecules

We have developed an extensive library of over 250,000 small molecules that have been selected for potential activity at ion channel targets. We have used our experience in working across a range of different ion channel targets to develop this library. We have found that some families of compounds show increased levels of activity against particular classes of ion channels. Through our synthetic medicinal chemistry efforts, combined with our proprietary computational chemistry technology, we continually enrich and expand our small molecule compound library with compounds that have demonstrated activity at ion channel targets.

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

Our Collaborations

A key element of our strategy is to establish strategic collaborations with leading pharmaceutical and biotechnology companies. We currently have one active collaboration with Pfizer, and we remain eligible to receive royalty and milestone payments with respect to our collaboration, the research term which expired in December 2003, with Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co, Ltd. Two of our collaborations, with McNeil Pediatrics Division (formerly the McNeil Consumer & Specialty Pharmaceuticals Division) of McNeil PPC, Inc., a subsidiary of Johnson & Johnson, and Bristol-Myers Squibb Company, concluded in 2007. Our past and present collaborations have provided us with an opportunity to extend our ion channel drug discovery technology into additional therapeutic areas and to benefit from the research, development and commercialization capabilities of our collaborator as well as to augment our financial resources. Our past and present collaborators have devoted substantial scientific and financial resources to our joint discovery efforts.

Pfizer

In August 2007, we entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Under the terms of the agreement, we and Pfizer are combining resources to identify compounds that target these three ion channels in a global research and development collaboration. We and Pfizer have formed a joint research committee to monitor and oversee the collaboration.

The ion channel targets included in the collaboration are important in the generation of electrical signals in nerve fibers that mediate the initiation, transmission and sensation of pain. In preclinical studies, compounds identified by us have demonstrated efficacy in pain models. We have also established a broad portfolio of intellectual property in this area, covering multiple promising compounds targeting sodium channels.

Under the terms of the collaboration, we have granted Pfizer a worldwide exclusive license, with the right to grant sublicenses, to our patent rights and know-how with respect to drugs arising from the collaboration. In addition, we have granted Pfizer the first right to enforce our intellectual property rights in order to protect these drugs and have retained a right to enforce our intellectual property rights. Pfizer is responsible for funding all aspects of the collaboration and for worldwide clinical development and commercialization of drugs arising from the collaboration.

Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer is providing us with research and development funding over a two-year research period pursuant to the agreement. Pfizer is obligated to make payments to us upon achievement of specified research, development, regulatory and commercialization milestones of up to $359.0 million for each drug candidate developed. We are also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. Pfizer’s obligation to pay us royalties with respect to a product will expire generally on a country-by-country basis on the expiration of the last-to-expire of specified patent rights covering the product.

The collaborative research and license agreement will expire on a product-by-product basis on the later of the end of the research term, which will be two years from the effective date of the agreement unless earlier terminated or extended, and the date on which all royalty obligations end. Pfizer may terminate the collaborative research and license agreement following the research term with respect to products that Pfizer no longer intends to develop or commercialize. Either party may terminate the collaborative research and license agreement in the event that the other party materially breaches its obligations under the agreement and fails to cure such breach within a specified cure period. If we terminate the collaborative research and license agreement based on a material breach by Pfizer, or if Pfizer terminates the collaborative research and license agreement with respect to specified products that Pfizer no longer intends to develop or commercialize, the rights to then identified products and product candidates to which Pfizer’s rights terminate will be transferred to us.

In August 2007, in connection with the collaborative research and license agreement with Pfizer, we also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of our common stock. In a first closing of the transaction on August 20, 2007, we sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to us of approximately $5.0 million. In a subsequent closing of the transaction on February 13, 2008, we sold 5,847,953 shares of common stock to Pfizer at a price of $1.71 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of our exercise of our put option to sell the shares, resulting in gross proceeds to us of approximately $10.0 million.

Astellas

We had previously collaborated with Astellas to discover small molecule ion channel inhibitors that target a particular potassium channel located on the membrane of neurons in the hippocampus, a region of the brain that has been demonstrated to be important in the formation of memories and other central nervous system, or CNS, functions, as well as in certain other areas of the central nervous system. Astellas is evaluating certain of these compounds for the chronic treatment of memory loss associated with aging, such as occurs in dementia, including Alzheimer’s disease. We had previously considered developing certain of these compounds for certain other CNS indications, such as attention deficit/ hyperactivity disorder, or ADHD, and sleep disorders, but are no longer pursuing these indications.

During 2004, Astellas selected one of these compounds for advanced preclinical studies. During 2005, Astellas decided not to pursue further development of that particular compound but instead decided to develop other lead compounds. During the fourth quarter of 2007, Astellas notified us that it had decided not to continue the development of another of these lead compounds due to genotoxicity issues. Astellas holds worldwide exclusive rights to certain of these compounds pursuant to a license under which we are entitled to payments if specified development and regulatory milestones are achieved. We are also entitled to royalties on net product sales, if any.

McNeil

In June 2004, we entered into collaboration and copromotion agreements with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. This collaboration was terminated in September 2007 following the unsuccessful Phase III clinical trial of senicapoc for sickle cell disease.

Bristol-Myers Squibb

In October 1997, we entered into a collaboration with Bristol-Myers Squibb to discover, develop and commercialize novel small molecule drugs that act on a specified ion channel target and that are identified as potential treatments for atrial fibrillation. This collaboration concluded in 2007 following the decision by Bristol-Myers Squibb to terminate preclinical development of a lead compound that had been discovered in collaboration with us.

Research and Development

For the years ended December 31, 2007, 2006 and 2005, the Company spent approximately $27.9 million, $28.8 million, and $25.9 million, respectively, on research and development activities. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2007 – $21.1 million; 2006 – $8.4 million; and 2005 – $8.8 million. For more information regarding our research and development expenses, please see “Financial Operations Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of February 29, 2008, we owned approximately 55 United States patents and approximately 40 United States patent applications as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to the composition of matter, pharmaceutical formulations and methods of use of many of our compounds, including ICA-105665, the lead compound that we are developing for the treatment of epilepsy and neuropathic pain and senicapoc. We consider the patent covering the chemotype which includes ICA-105665 that we are developing for the treatment of epilepsy and neuropathic pain and two patents directed at senicapoc to be material to our business.

The patent rights relating to senicapoc owned or licensed by us consist of two issued United States patents, one that expires in 2014 and a second, which is a composition of matter patent, that expires in 2019, and counterpart patents and patent applications in a number of other jurisdictions, including Europe and Japan. The patent rights relating to ICA-105665 and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain owned by us consist of one issued United States patent and two United States patent applications and counterpart patent applications in a number of other jurisdictions, including Europe and Japan. United States patents generally have a term of 20 years from the date of nonprovisional filing.

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

We are obligated to pay CMCC specified amounts with respect to any sublicense income received by us. In connection with our collaboration with McNeil, this sublicense income included upfront and milestone payments, royalties and our share of profits in the copromotion territory under our collaboration agreement with McNeil. McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of senicapoc by the FDA, $650,000 of which we paid to CMCC.

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

We rely upon our collaborator for support in advancing certain of our drug candidates and intend to rely on our collaborator for the commercialization of these products. Our collaborator may be conducting multiple product development efforts within the same disease area that is the subject of its agreement with us. Generally, our agreements with our collaborator do not preclude them from pursuing development efforts using a different approach from that which is the subject of our agreement with them. Therefore, any of our drug candidates may be subject to competition with a drug candidate under development by a collaborator.

There are currently approved therapies for the diseases and conditions addressed by our drug candidates that are undergoing clinical trials, which are described under “Clinical Programs” above. Specifically,

•	drugs such as Neurontin, Depakote and Lamictal are approved for the treatment of epilepsy and, in the case of Neurontin, prescribed for neuropathic pain;

•	Cymbalta and Lyrica are approved for the treatment of specified types of neuropathic pain; and

•	drugs such as Albuterol, Advair and Singulair are approved for the treatment of asthma.

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

The steps ordinarily required before a drug may be marketed in the United States include:

•	preclinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of a New Drug Application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMP; and

•	FDA review and approval of the NDA.

Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and efficacy of the product. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, a proposed clinical trial protocol and other information to the FDA as part of the IND. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these issues are unresolved, the FDA may not allow the clinical trials to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials must be conducted in compliance with federal regulations and requirements, including good clinical practices, under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. The study protocol and informed consent information for subjects in clinical trials must be reviewed and approved by an independent Institutional Review Board, or IRB, before the clinical trial can begin at each site. Phase I trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance, metabolism and pharmacodynamics and, if possible, to gain an early indication of its effectiveness.

Phase II trials usually involve controlled trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific indications.

Phase III trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population, typically at geographically dispersed clinical trial sties, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. Phase I, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the U.S. In addition, the recently enacted Food and Drug Administration Amendment Acts of 2007 significantly expands the federal government’s clinical trial registry to cover more trials and more information, including information on the results of completed trials. The FDA, an IRB or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of research when the research is not being conducted in accordance with the IRB’s requirements or has been associated with unexpected serious harm to patients.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. In most cases, the NDA must be accompanied by a substantial user fee and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use.

Under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007, NDAs or supplements to NDAs for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the drug for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

Before approving an application, the FDA will inspect the facility or the facilities where the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable and satisfy the regulatory criteria for approval. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an application, the FDA may require post-marketing testing, including Phase IV trials, and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved NDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural and documentation requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with regulatory requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, which require further FDA review and approval. Also, new government requirements may be established, including those requirements resulting from new legislation, that could delay or prevent regulatory approval of our products under development.

New Legislation

On September 27, 2007, the President signed the Food and Drug Administration Amendments Act of 2007, or FDAAA. The new legislation grants significant new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. In addition, it significantly expands the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties.

While we expect these provisions of the FDAAA, among others, to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing, among other things, clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and products with a new active substance indicated for the treatment of certain diseases such as cancer, and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. All marketing authorizations for products designated as orphan drugs must be granted in accordance with the centralized procedure. The decentralized procedure provides for approval by one or more other, or concerned, Member States of an assessment of an application performed by one Member State, known as the reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State’s assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of ICA-105665 and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain or senicapoc. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop, other than small amounts of compounds that we synthesize ourselves for preclinical testing. We contract with one third-party manufacturer to supply us with ICA-105665 bulk drug substance and a second manufacturer to perform fill/finish services. We contract with one third-party manufacturer to supply us with the senicapoc bulk drug substance and a second manufacturer to perform fill/finish services. We obtain our supplies of the product candidates from both of these manufacturers on a purchase order basis. If any of these manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements.

All of our drug candidates are organic compounds of low molecular weight, generally called “small molecules.” We have selected these compounds not only on the basis of their efficacy and safety, but also for their ease of synthesis and the low cost of their starting materials. In particular, ICA-105665 and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain and senicapoc are both manufactured in a simple synthetic process from readily available starting materials. There are no complicated chemistries or unusual equipment required in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Sales and Marketing

If we receive regulatory approval for our product candidates, we plan to commence commercialization activities by building a focused sales and marketing organization complemented by copromotion and other arrangements with pharmaceutical or biotechnology collaborators. Our sales and marketing strategy is to:

•

Build our own domestic sales force. We believe that we can access key prescribing physicians in the United States for a number of the drug candidates that we are developing through a relatively small, specialized sales force. In particular, we believe that such a sales force could address the community of neurologists who specialize in the treatment of epilepsy, for which we are currently conducting a Phase I clinical study for ICA-105665.

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

Scientific and Clinical Advisors

We have relationships with scientific and clinical advisors who are leading experts in the fields of ion channel biology and chemistry, preclinical studies, drug manufacturing or clinical trials. Our scientific and clinical advisors consult with us regularly on matters relating to:

•	our research and development programs;

•	the design and implementation of our clinical trials;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and

•	scientific and technical issues relevant to our business.

Employees

As of February 29, 2008, we had a total of 67 employees, all of whom were full-time, including 30 with doctoral degrees. Of our workforce, 57 employees are engaged in research and development and 10 are engaged in business development, finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of February 29, 2008 are as follows:

Name	Age	Position
P. Kay Wagoner, Ph.D.	59	President, Chief Executive Officer and Director

Richard D. Katz, M.D.	44	Senior Vice President, Finance and Corporate Development, Chief Financial Officer and Treasurer

Edward P. Gray, J.D.	58	Senior Vice President, Intellectual Property, Chief Patent Counsel and Secretary

Seth V. Hetherington, M.D.	55	Senior Vice President, Clinical and Regulatory Affairs

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

Richard D. Katz, M.D. Dr. Katz has been our senior vice president, finance and corporate development, chief financial officer and treasurer since April 2001. From August 1996 to 2001, Dr. Katz worked in the Investment Banking Division of Goldman Sachs, an investment banking firm, most recently as a vice president in the Healthcare Group. Prior to joining Goldman Sachs, Dr. Katz earned a Masters in Business Administration from Harvard Business School where he graduated as a Baker Scholar. Dr. Katz earned his M.D. from the Stanford University School of Medicine and completed an internship in general surgery at the Hospital of the University of Pennsylvania. Dr. Katz received his A.B. in applied mathematics with high distinction from Harvard University.

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

Seth V. Hetherington, M.D. Dr. Hetherington has been our senior vice president, clinical and regulatory affairs since June 2006. From June 2002 to June 2006, Dr. Hetherington served as Vice President, Clinical Development and Chief Medical Officer at Inhibitex, Inc., a biotechnology company. From May 1995 to June 2002, Dr. Hetherington held positions of increasing responsibility in clinical development, most recently Clinical Program Head, at GlaxoSmithKline and Glaxo Wellcome. Prior to joining Glaxo Wellcome, Dr. Hetherington held appointments at several leading academic medical centers, including the University of Tennessee, St. Jude Children’s Research Hospital in Memphis and Albany Medical College. Dr. Hetherington earned his M.D. at the University of North Carolina, Chapel Hill.

Our officers are elected on an annual basis and serve at the discretion of our Board of Directors.

ITEM 1A—RISK FACTORS

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of December 31, 2007, we had an accumulated deficit of $111.6 million. We have incurred losses in each year since our inception in 1992. Our net losses were $10.9 million in 2007, $24.8 million in 2006 and $20.2 million in 2005. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the gross proceeds of approximately $10.0 million from our exercise of the equity put option with Pfizer in February 2008, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements through 2009. Our future capital requirements will depend on many factors, including:

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

Risks Related to Development of Product Candidates

We depend heavily on the success of our most advanced internal product candidates, ICA-105665 and our other lead compounds for epilepsy and neuropathic pain and senicapoc for asthma, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced internal product candidates, ICA-105665 and our other lead compounds for the treatment of epilepsy and neuropathic pain and senicapoc for asthma. Our ability to generate product revenues, which we do not expect in any case will occur for at least the next several years, will depend heavily on the successful development and commercialization of these product candidates. The commercial success of these product candidates will depend on several factors, including the following:

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and neuropathic pain and senicapoc are at an early stage. We filed an IND and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. We filed an IND for senicapoc as a potential treatment for asthma during the fourth quarter of 2007 and initiated a Phase I multiple dose escalation study to explore doses higher than those used in previous clinical trials for sickle cell disease during the first quarter of 2008. Previously we had conducted a pivotal Phase III clinical trial of senicapoc for the chronic treatment of sickle cell disease. Following a planned meeting in April 2007, the Data Monitoring Committee, or DMC, recommended that the clinical trial be terminated because of the low probability of achieving a reduction in crisis rate, the primary endpoint. In accordance with the recommendation of the DMC, we terminated the study following notification provided to the FDA. At this time, we do not expect to resume clinical development of senicapoc as a potential treatment for sickle cell disease.

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

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising. For example, our pivotal Phase III clinical trial of senicapoc for sickle cell disease was not successful. As another example, we were notified in the third quarter of 2007 by our collaborator Bristol-Myers Squibb that it had decided, based on formulation issues, among others, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. As a third example, we were notified in the fourth quarter of 2007 by our collaborator, Astellas, that it had decided, based on genotoxicity issues, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of dementia, including Alzheimer’s disease;

•

enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays. For example, enrollment of patients in our Phase II clinical trial of senicapoc for sickle cell disease took longer than we initially expected. Additionally, participants may drop out of our clinical trials;

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

During the development program for sickle cell disease, 445 clinical trial participants received one or more doses of senicapoc. Of these, 159 were healthy volunteers and 286 were patients with sickle cell disease. In these studies, we obtained safety information that we believe will be important in our development program for asthma. During the development program for sickle cell disease, senicapoc was generally found to be safe and well-tolerated. In a published Phase II study of senicapoc in patients with sickle cell disease, diarrhea and nausea occurred more frequently in patients who received either of two doses of senicapoc than in those who received a placebo. The most common serious adverse events were related to sickle cell disease and none were considered to be related to senicapoc. Patients who took senicapoc had small increases in serum GGT, a protein found in the liver and biliary tract, but the clinical significance of this change is not known.

We recently filed an IND for senicapoc as a potential treatment for asthma and have initiated a Phase I multiple dose escalation study to explore doses higher than those used in previous clinical trials. Analyses of data from this ongoing Phase I trial or data from future trials may reveal information that leads us to discontinue development of senicapoc in asthma or other indications.

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to two such collaborations, with Pfizer and Astellas. In 2007, research funding from our collaboration with McNeil accounted for 79% of our total net revenues and research funding from our collaboration with Pfizer accounted for 21% of our total net revenues. Our collaboration with McNeil terminated effective September 18, 2007. Our collaboration with Bristol-Myers Squibb concluded in the third quarter of 2007 upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. Research funding under our collaboration agreement with Astellas has ended, and research funding under our collaboration with Pfizer is scheduled to end in the third quarter of 2009. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

•

our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries. For example, in May 2004 our collaborator Yamanouchi signed a definitive merger agreement with Fujisawa Pharmaceutical Co., Ltd., which took effect on April 1, 2005, and Yamanouchi and Fujisawa were renamed Astellas Pharma Inc. As another example, during 2006 Johnson & Johnson acquired the Consumer Healthcare Business of Pfizer Pharmaceuticals, and integrated this unit with McNeil; and

•

the ability of our product candidates and products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products. For example, McNeil provided notification of termination of our collaboration, effective as of September 18, 2007. As another example, our collaboration with Bristol-Myers Squibb concluded upon notification by Bristol-Myers Squibb in the third quarter of 2007 that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation.

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

We do not currently own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing the lead compounds, including ICA-105665, that we are developing for the treatment of epilepsy and neuropathic pain, or senicapoc, for our preclinical studies or clinical trials should cease to continue to do so for any reason, we expect that we would experience delays in advancing these trials while we identify and qualify replacement suppliers.

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

If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect or fail to comply with all applicable regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business may suffer.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. We previously relied on Quintiles Transnational Corp. for the performance of most of our clinical trials related to our sickle cell disease program. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles Transnational Corp., and PharmaBio Development Inc. d/b/a NovaQuest, the holder of 3.9% of our outstanding capital stock as of February 29, 2008, is a wholly owned subsidiary of Quintiles Transnational Corp.

We rely heavily on independent clinical investigators, contract research organizations and other third-party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA closely monitors the progress of clinical trials that are conducted in the U.S., and the recently enacted Food and Drug Administration Amendments Act of 2007 significantly expands the federal government’s clinical trial registry to cover more trials and more information, including information on the results of completed trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires, among other things, the submission of extensive preclinical and clinical data, information about product manufacturing processes and supporting information to the FDA for each therapeutic indication and inspection of facilities to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may delay or prevent regulatory approval of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing or negative, inconsistent or inconclusive results obtained from preclinical or clinical trials could delay, limit or prevent regulatory approval of a product candidate.

Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

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

Recently enacted legislation may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute products after approval.

On September 27, 2007, the President signed the Food and Drug Administration Amendments Act of 2007, or FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute products after approval.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products abroad.

We intend to market our products, if approved, outside the United States. In order to market our products in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. With respect to some of our product candidates, our collaborator has, or we expect that a future collaborator will have, responsibility to obtain regulatory approvals outside the United States, and we will depend on our collaborators to obtain these approvals. The approval procedure varies among countries and can involve additional testing and additional review periods. The time required to obtain approval may differ from and may be longer than that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

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

U.S. drug prices may be further constrained by possible Congressional action regarding drug reimportation into the United States. Some proposed legislation would allow the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. Some governmental authorities in the U.S. are pursuing lawsuits to obtain expanded reimportation authority. Such legislation, regulations, or judicial decisions could reduce the prices we receive for any products that we may develop, if approved, negatively affecting our revenues and prospects for profitability. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales. Even without legislation authorizing reimportation, patients have been purchasing prescription drugs from Canadian and other non-United States sources, which has reduced the price received by pharmaceutical companies for their products.

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

The number of shares of our common stock outstanding has increased substantially as a result of the equity investments by Pfizer that closed on August 20, 2007 and February 13, 2008; Pfizer beneficially owns a significant block of our common stock; and upon registration under the Securities Act, these shares will be generally available for resale in the public market.

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 2,668,172 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 5,847,953 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 8,516,125 shares to Pfizer, who owns approximately 18% of our common stock as of February 29, 2008, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

In accordance with the purchase agreement for the equity investment by Pfizer, we have agreed to file, at any time after August 20, 2008, upon the request of Pfizer, a registration statement with the SEC covering the resale of the aggregate number of shares issued pursuant to the purchase agreement. Upon such registration of the shares issued in the equity investment by Pfizer, these shares will become generally available for immediate resale in the public market. Prior to the trading limitation date, Pfizer’s right to dispose of the shares issued pursuant to the purchase agreement is restricted; provided however, that Pfizer may dispose of the shares (i) if the collaborative and research license agreement or the research term under such agreement is terminated or (ii) after August 20, 2008 in a single private transaction exempt from registration under the Securities Act in accordance with the purchase agreement. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market or if Pfizer decides to sell our shares of common stock.

If we do not obtain and maintain effectiveness of the registration statement covering the resale of the shares issued in the equity investment by Pfizer, upon the request of Pfizer, we will be required to pay certain liquidated damages, which could be material in amount.

The terms of the purchase agreement that we entered into in connection with the equity investment by Pfizer require us to pay liquidated damages to Pfizer in the event that we do not file the registration statement with the SEC within 30 days after the request by Pfizer to file such registration statement, the registration statement does not become effective or its effectiveness is not maintained beginning 90 days after the registration request (if the registration statement is not reviewed by the SEC) or 120 days after the registration request (if it is so reviewed) or, after the registration statement is declared effective by the SEC, the registration statement is suspended by us or ceases to remain continuously effective as to all registrable securities for which it is required to be effective, with certain specified exceptions. We refer to each of these events as a registration default. Subject to the specified exceptions, for each 30-day period or portion thereof during which a registration default remains uncured, we are obligated to pay Pfizer an amount in cash equal to 1% of Pfizer’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by Pfizer. These amounts could be material, and any liquidated damages we are required to pay could have a material adverse effect on our financial condition.

General Company Related Risks

Our executive officers, directors and principal stockholders have substantial control over us and could limit your ability to influence the outcome of matters submitted to stockholders for approval.

As of February 29, 2008, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 56% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 29, 2008, we had 46,809,607 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 11,200,000 shares of our common stock, which include the 8,516,125 shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our principal facilities consist of approximately 32,000 square feet of research and office space located at 4222 Emperor Boulevard, Durham, North Carolina and research space located at 3908 Patriot Drive, Durham, North Carolina which we occupy under several leases that expire over the period from 2010 to 2012.

ITEM 3—LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has traded on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “ICGN” since our initial public offering, or IPO, on February 3, 2005. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for our common stock on the Nasdaq Global Market:

2006	High	Low
First Quarter	$9.25	$5.29
Second Quarter	$8.26	$4.63
Third Quarter	$5.00	$0.83
Fourth Quarter	$1.10	$0.66

2007	High	Low
First Quarter	$3.09	$1.04
Second Quarter	$2.19	$1.20
Third Quarter	$2.80	$1.59
Fourth Quarter	$2.20	$1.42

On February 29, 2008, there were 135 stockholders of record of our common stock. On February 29, 2008, the last sale price reported on the Nasdaq Global Market for our common stock was $1.75 per share.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from February 3, 2005, the date of our initial public offering, through December 31, 2007 with the cumulative total return on the Nasdaq Market Index and the Nasdaq Biotechnology Index. Each comparison assumes the investment of $100 on February 3, 2005 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

	February 3, 2005	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Icagen, Inc.	$100	$87.12	$107.53	$92.47	$88.36	$113.70	$68.49	$12.60	$13.84
The Nasdaq Market Index	100	97.11	100.49	104.99	107.95	114.50	106.88	111.15	119.14
The Nasdaq Biotechnology Index	100	90.82	96.39	113.62	117.27	121.15	109.26	113.81	116.02

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Icagen, Inc.	$22.05	$27.40	$27.40	$23.01
The Nasdaq Market Index	119.54	128.54	133.31	130.99
The Nasdaq Biotechnology Index	111.77	115.98	122.59	116.43

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

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the fourth quarter of 2007.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2007, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Selected statement of operations data:
Collaborative research and development revenues:
Research and development fees	$17,383 (1)	$1,953	$4,454	$4,643	$5,015
Reimbursed research and development costs	3,734	6,467	4,340	1,851	447

Total collaborative research and development revenues	21,117	8,420	8,794	6,494	5,462
Operating expenses:
Research and development	27,854	28,820	25,906	20,390	17,289
General and administrative	5,940	5,907	4,589	3,041	2,390

Total operating expenses	33,794	34,727	30,495	23,431	19,679

Loss from operations	(12,677)	(26,307)	(21,701)	(16,937)	(14,217)
Other income, net	1,792	1,499	1,452	214	47

Net loss	(10,885)	(24,808)	(20,249)	(16,723)	(14,170)
Gain on redemption of Series G preferred stock	—	—	—	—	7,719

Net loss attributable to common stockholders	$(10,885)	$(24,808)	$(20,249)	$(16,723)	$(6,451)

Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(1.12)	$(1.03)	$(10.61)	$(4.61)

Weighted average common shares outstanding—basic and diluted	37,432,144	22,219,662	19,636,848	1,575,923	1,399,190

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Selected balance sheet data:
Cash and cash equivalents	$43,513	$25,131	$47,763	$30,217	$32,434
Working capital	32,896	19,571	42,394	26,756	30,147
Total assets	46,657	30,815	54,393	38,137	36,647
Equipment debt financing, less current portion	757	774	1,194	732	925
Accumulated deficit	(111,625)	(100,740)	(75,932)	(55,683)	(38,960)
Total stockholders’ equity	30,684	12,047	33,992	17,227	32,097

(1)	Amount includes $11.5 million of incremental revenue recognized as a result of the termination of the collaboration agreement with McNeil. The Company had recorded an upfront payment and a milestone payment from McNeil totaling $15.0 million as deferred revenue and was amortizing such deferred revenue over the original 15 year estimated service period of the contract. In June 2007, the Company revised its estimate of the term of its substantive obligations under the contract from ending in June 2019 to ending in September 2007. Accordingly, the Company recognized the remaining balance of deferred revenue in 2007 as the collaboration ended and the Company’s contractual obligations became complete.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. We are conducting research and development activities, in some cases in collaboration with leading pharmaceutical companies, in a number of disease areas, including epilepsy, asthma, pain and inflammation.

Since our incorporation in November 1992, we have devoted substantially all of our resources to the discovery and development of drug candidates with activity at ion channels. We currently have two clinical development programs, as well as other drug discovery programs addressing specific ion channel targets. We have not received approval to market any product and, to date, have received no product revenues.

Since our inception, we have incurred substantial losses and, as of December 31, 2007, we had an accumulated deficit of $111.6 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

A substantial portion of our revenue for at least the next several years will depend on our achieving development and regulatory milestones in our existing collaborative research and development program and entering into new collaborations. Our revenue may vary substantially from quarter to quarter and year to year. Our operating expenses may also vary substantially from quarter to quarter and year to year based on the timing of clinical trial patient enrollment and our research activities. In particular, as we advance ICA-105665 and the other lead compounds that we are developing for the treatment of epilepsy and neuropathic pain and as we pursue the development of senicapoc, formerly ICA-17043, for the treatment of asthma, we expect that our research and development expenses will increase significantly. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied on as indicative of our future performance.

The successful development of our product candidates is highly uncertain. We estimate that we will incur at least approximately $15.0 million over the course of the next two years to complete Phase I trials and, if the Phase I results are favorable, initiate Phase II trials of ICA-105665 for the treatment of epilepsy and neuropathic pain, and at least approximately $7.5 million over the course of the next two years to complete Phase I trials and, if the Phase I results are favorable, initiate Phase II trials of senicapoc for the treatment of asthma. We cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the remainder of the development of, or the period in which material net cash inflows will commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the expense of clinical trials for additional indications;

•	the success of our collaboration with Pfizer;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals;

•	the expense of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

However, we do not expect to generate product revenue for at least the next several years. If any of our programs experience delays or do not result in a commercial product, we would not generate revenue from that program in a timely manner or at all.

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

Revenue Recognition

Our collaboration agreements contain multiple elements, including non-refundable upfront license fees, payments for reimbursement of research and development costs, payments for ongoing research and development, milestone payments associated with achieving development, regulatory and commercial milestones and royalties based on specified percentages of net product sales, if any. We consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

In connection with our research and development collaborations, we recognize revenues from non-refundable upfront license fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to our collaboration with Pfizer, this period is the initial two-year research term of the collaboration. With respect to our collaboration with McNeil, this period is the estimated service period of the agreement, which initially was through the expiration of the last-to-expire patent covered by the agreement in 2019. Due to the termination of the agreement as of September 18, 2007, we revised our estimate of the substantive service obligations of the contract from June 2019 to September 2007 to coincide with the September 18, 2007 contract termination date. Accordingly, we recognized the remaining $12.5 million unamortized balance of the $15 million upfront license and milestone payment from McNeil as revenue during the year ended December 31, 2007. Research and development services provided under our collaboration agreement is on a fixed fee basis. We recognize revenues associated with long-term, fixed fee contracts based on the performance requirements of the agreements and as services are performed. Our collaboration agreement with Pfizer allows for research term extensions upon mutually agreeable terms. We recognize revenues from contract extensions as we perform the extended services.

We also recognize revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with our cost sharing arrangement with McNeil, which terminated on September 18, 2007. We reflect the associated research costs in our research and development expense.

In connection with our collaboration with Pfizer, Pfizer paid us an initial upfront license fee of $12.0 million. We are recognizing this payment from Pfizer as revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, we recorded the $12.0 million upfront payment as deferred revenue, which we are amortizing to revenue over the two-year life of the research term. In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of senicapoc for sickle cell disease by the FDA. We recognized these payments from McNeil as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, we recorded both the $10.0 million upfront payment and the $5.0 million milestone payment as deferred revenue, which was amortized to revenue over the estimated life of the agreement, which initially was estimated to conclude on the expiration of the last-to-expire patent covered by the agreement in 2019, but was revised to the termination of the agreement as of September 18, 2007. At the time of the execution of the agreement, we did not consider the achievement of the milestone above to represent a separate earnings process, and therefore we elected to treat this payment in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognize this payment as revenue when received.

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

As of December 31, 2007, we had net operating loss carryforwards of approximately $82.1 million and research and development credit carryforwards of approximately $3.2 million for income tax purposes that begin to expire in the year 2011. Our orphan drug credit carryforwards of $21.7 million as of December 31, 2007 for income tax purposes begin to expire in 2019. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.

Financial Operations Overview

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for at least the next several years. To date, our revenue has been derived solely from our collaborations with Pfizer, McNeil, Bristol-Myers Squibb, Astellas and Abbott Laboratories. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2007 — $21.1 million; 2006 – $8.4 million; and 2005 – $8.8 million. During the year ended December 31, 2007, revenues from our collaborators accounted for the following percentages of our total net revenues: McNeil — 79% and Pfizer -21%. Currently, we are only receiving research funding under our collaboration with Pfizer. Research funding under our collaboration with McNeil ended on September 18, 2007, research funding under our collaboration agreements with Abbott ended on December 31, 2005, and research funding under our collaboration agreements with Bristol-Myers Squibb and Astellas ended in 2003.

In connection with our collaboration with Pfizer, Pfizer paid us an initial upfront payment of $12.0 million. We are recognizing this payment from Pfizer as revenue over the two-year initial term of the collaboration in accordance with SAB 104, EITF 00-21 and other relevant accounting literature.

In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC in 2004, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of senicapoc by the FDA, $650,000 of which we paid to CMCC in 2005. Our collaboration agreement with McNeil terminated effective September 18, 2007. We recognized these payments from McNeil as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature.

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

We expense both internal and external research and development costs as incurred. Our collaborators have paid for a portion of our research and development expenses in each of the last three years. We expect that research and development expenditures will continue to increase substantially during 2008 and subsequent years due to:

•	clinical studies of ICA-105665 for the treatment of epilepsy and neuropathic pain;

•	clinical studies of senicapoc for asthma; and

•	the continued development of our research programs.

We use our employee and infrastructure resources for several projects. Consistent with our target class approach to drug development, many of our costs are not attributable to a specifically identified project, but instead are directed to broadly applicable research efforts. Accordingly, we do not account for internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. Senicapoc for asthma, and formerly senicapoc for sickle cell disease, and ICA-105665 and our other lead compounds for epilepsy and neuropathic pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Year ended December 31,
Development Program	2007	2006	2005
	(in thousands)
Senicapoc	$7,551	$12,971	$9,790
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	3,686	1,655	2,205

Total	$11,237	$14,626	$11,995

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

None of our drug candidates has received FDA or foreign regulatory marketing approval. During the first quarter of 2007, our pivotal Phase III trial of senicapoc for the treatment of sickle cell disease was terminated. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our or our collaborators’ clinical data establishes the safety and efficacy of the drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of some of our products, such as our active collaboration with Pfizer and our past collaborations with McNeil, Bristol-Myers Squibb, Astellas and Abbott. In situations in which third parties have control over the preclinical development or clinical trial process for a product, the estimated completion date is largely under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements will affect our development plan or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product. However, we do not expect to generate product revenue for at least the next several years.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel serving finance, accounting, intellectual property, information technology, human resource and administrative functions. Other costs include facility costs not included in research and development expense, insurance, professional fees for legal, accounting and public relations services and the legal costs of pursuing patent protection for our intellectual property. We expect that general and administrative expenditures will increase during 2008 and subsequent years due to increasing payroll, public company expenses, our initial commercialization expenses if we receive marketing approvals, business development costs and expanded operational infrastructure.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on equipment debt financing.

Other Income

Other income consists of sublease income from space we are not currently occupying.

Results of Operations

Comparison of Years Ended December 31, 2007 and December 31, 2006

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $12.7 million, or 151%, to $21.1 million for the year ended December 31, 2007 from $8.4 million for the year ended December 31, 2006. This increase reflects an increase of approximately $11.5 million in revenue resulting from the accelerated recognition of deferred revenue due to the termination of the McNeil collaboration and a $4.4 million increase in revenue due to the Pfizer collaboration, partially offset by a decrease in revenue of $3.2 million due to reduced research and development fees and reduced cost-sharing reimbursement from the McNeil collaboration for the clinical development of senicapoc for the treatment of sickle cell disease.

Research and Development Expense

Research and development expense decreased by $966,000, or 3%, to $27.9 million for the year ended December 31, 2007 from $28.8 million for the year ended December 31, 2006. The decrease was due primarily to a decrease of $5.4 million in expense related to the development of senicapoc for the treatment of sickle cell disease, a decrease of $142,000 in depreciation expense and a decrease of $106,000 related to relocation and recruiting expenses, offset by an increase of $2.0 million in expense related to the development of ICA-105665 and our other lead compounds for epilepsy and neuropathic pain, an increase of $1.6 million in expense related to the write-off of the capitalized payments that had been made to CMCC in connection with the termination of the McNeil collaboration, an increase of $372,000 related to license fee expense, an increase of $370,000 in patent expense, an increase of $205,000 in expense related to pharmacology studies and expense related to our inflammation and other pain studies and an increase in the aggregate of $207,000 related to increases in equity compensation expense, travel and seminar expense and building rent and maintenance expense.

General and Administrative Expense

General and administrative expense increased by $33,000, or 1%, to $5.9 million for the year ended December 31, 2007 from $5.9 million for the year ended December 31, 2006. The increase was due primarily to an increase of $313,000 in insurance expense, offset by a decrease of $287,000 in pre-commercialization expenses for senicapoc for the treatment of sickle cell disease.

Interest Income and Interest Expense

Interest income increased $248,000, or 14%, to $2.0 million for the year ended December 31, 2007 from $1.7 million for the year ended December 31, 2006. The increase in interest income was attributable to a higher average cash balance.

Interest expense decreased $45,000, or 21%, to $168,000 for the year ended December 31, 2007 from $213,000 for the year ended December 31, 2006. The decrease in interest expense was attributable to a lower average debt balance.

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

In June 2007, we received notification from McNeil of its termination of the collaboration agreement between us and McNeil for the development of senicapoc for the treatment of sickle cell disease as of September 18, 2007. Consequently, we did not earn any revenue associated with this collaboration after September 18, 2007. We are bearing the full cost of development of senicapoc for asthma.

In August 2007, we entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer is providing us with research and development funding over a two-year research period pursuant to the agreement. Pfizer is obligated to make payments to us upon achievement of specified research, development, regulatory and commercialization milestones of up to $359.0 million for each drug candidate developed. We are also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales.

In August 2007, in connection with the collaborative research and license agreement with Pfizer, we also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of our common stock. In a first closing of the transaction on August 20, 2007, we sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to us of approximately $5.0 million. In a subsequent closing of the transaction on February 13, 2008, we sold an additional 5,847,953 shares of common stock to Pfizer at a price of $1.71 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of our exercise of our put option to sell the shares, resulting in gross proceeds to us of approximately $10.0 million.

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements with Pfizer, McNeil, Bristol-Myers Squibb, Astellas and Abbott,

proceeds from equipment debt financing and capital leases and interest income. From inception through December 31, 2007, we have raised net proceeds of $141.4 million from our IPO, private equity financings and the exercise of stock options and warrants. From inception through December 31, 2007, we have also received $87.6 million in license fees and research and development funding, $7.9 million in proceeds from equipment debt financing and capital leases and $11.3 million in interest income. To date, inflation has not had a material effect on our business.

Cash Flows

At December 31, 2007, our cash and cash equivalents were $43.5 million as compared to $25.1 million at December 31, 2006. Our cash and cash equivalents are highly liquid investments with a maturity of one year or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Net cash used in operating activities was $7.6 million for the year ended December 31, 2007. This reflects a net loss of approximately $10.9 million, a decrease of approximately $1.4 million in deferred revenue and a decrease of approximately $1.4 million in accounts payable and accrued expenses. These amounts were partially offset by $2.6 million of non-cash expenses related to stock-based compensation, $1.6 million of non-cash expenses related to impairment of technology licenses, a decrease of approximately $1.0 million in prepaid expenses and other current and non-current assets, $758,000 of non-cash expenses related to depreciation and amortization of property and equipment and $119,000 of non-cash expenses for amortization of technology licenses.

Net cash used in investing activities in the year ended December 31, 2007 was $543,000 and consisted primarily of purchases of property and equipment.

Net cash provided by financing activities during the year ended December 31, 2007 was $26.5 million and consisted primarily of $26.6 million in net proceeds from the issuance of equity securities, $370,000 in net proceeds from the exercise of stock options and warrants and $221,000 in proceeds from equipment debt financing, partially offset by $661,000 in principal repayments related to our equipment debt financing.

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

Contractual Obligations

Our long-term commitments under operating leases consist of payments relating to our leases of laboratory and office space as well as of office equipment. These leases expire over the period from 2009 to 2012. Our long-term commitments under equipment debt financing consist of payments relating to financing arrangements used primarily for the purchase of laboratory equipment.

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

One of our license agreements is with CMCC. Under this agreement, we are required to pay CMCC royalties on net product sales by us or our affiliates and a share of any sublicense income received by us. See “Business—Intellectual Property—License Agreements” above for a description of the CMCC license agreement. We paid CMCC $1.3 million of the $10.0 million upfront payment that we received from McNeil in June 2004, and $650,000 of the $5.0 million milestone payment that we received from McNeil upon acceptance of the protocol for our pivotal Phase III trial of senicapoc for the treatment of sickle cell disease by the FDA in February 2005. The amount of payments or obligations to CMCC were initially recorded on the balance sheet as long-lived assets under the category “technology licenses and related costs” and were amortized to expense over the term of the agreement. Due to the termination of the McNeil collaboration agreement during 2007, we determined that these long-lived assets were no longer recoverable. In accordance with Statement of Financial Accounting Standards, or SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, we recorded an impairment loss of $1.6 million during the second quarter of 2007, which is recorded as a component of research and development expense in the statement of operations for the year ended December 31, 2007.

The following table summarizes as of December 31, 2007 our contractual obligations for operating leases, equipment debt financing principal and interest payments, annual technology license maintenance fees and other contractual obligations, including minimum annual royalties. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due By Period
	Total	2008	2009	2010	2011	2012	2013 and Thereafter
	(in thousands)
Operating leases	$2,140	$447	$518	$504	$485	$186	$—
Equipment debt financing	1,550	700	490	244	116	—	—
Annual technology license maintenance fees	803	101	101	101	101	58	341
Other contractual obligations	811	811	—	—	—	—	—

Total	$5,304	$2,059	$1,109	$849	$702	$244	$341

Other contractual obligations as of December 31, 2007 consisted of $811,000 related to commitments for contract research services for preclinical research and other commitments.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future. We believe our existing cash and cash equivalents, including the gross proceeds of approximately $22.0 million from our private placement completed in February 2007, the $12.0 million up-front license fee from Pfizer received in August 2007 and the gross proceeds of approximately $15.0 million from the Pfizer equity investments completed in August 2007 and February 2008 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements through 2009. Our future capital requirements will depend on many factors, including:

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

We do not anticipate that we will generate product revenue for at least the next several years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities over the two-year collaboration term, we do not currently have any commitments for future external funding.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. We are currently evaluating the impact, if any, of the provisions of SFAS 141 (R) on our financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting EITF 07-3 on our financial statements.

In February 2007, the FASB issued SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 159 on our financial statements.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting as set forth in their report which appears below.

Changes In Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Icagen, Inc.

We have audited Icagen, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Icagen, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Icagen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Icagen, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Icagen, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 26, 2008

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in the proxy statement for our 2008 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our 2008 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this Annual Report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained in the proxy statement for our 2008 annual meeting of stockholders under the caption “Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is contained in the proxy statement for our 2008 annual meeting of stockholders under the captions “Compensation of our Directors and Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our 2008 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our 2008 annual meeting of stockholders under the caption “Compensation of our Directors and Executive Officers—Securities Authorized for Issuance Under our Equity Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our 2008 annual meeting of stockholders under the captions “Certain Relationships and Transactions with Related Persons” and “Compensation of our Directors and Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our 2008 annual meeting of stockholders under the caption “Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our 2008 annual meeting of stockholders under the caption “Proposal 2—Ratification of the Appointment of Auditors” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Financial Statements

The following financial statements of Icagen, Inc. are included in this report immediately following the signature page:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets at December 31, 2007 and December 31, 2006

•	Statements of Operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005

•	Statements of Stockholders’ Equity for the years ended December 31, 2007, December 31, 2006, and December 31, 2005

•	Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005

•	Notes to the Financial Statements

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

Date: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ P. KAY WAGONER, PH.D. P. Kay Wagoner, Ph.D.	Director, Chief Executive Officer and President (Principal Executive Officer)	March 7, 2008

/s/ RICHARD D. KATZ, M.D. Richard D. Katz, M.D.	Senior Vice President, Finance and Corporate Development and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2008

/s/ ANDRÉ L. LAMOTTE, SC.D. André L. Lamotte, Sc.D.	Director	March 7, 2008

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 7, 2008

/s/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director	March 7, 2008

/s/ DENNIS B. GILLINGS, PH.D. Dennis B. Gillings, Ph.D.	Director	March 7, 2008

/s/ RICHARD G. MORRISON, PH.D. Richard G. Morrison, Ph.D.	Director	March 7, 2008

/s/ MARTIN A. SIMONETTI Martin A. Simonetti	Director	March 7, 2008

/s/ ADEOYE Y. OLUKOTUN, M.D. Adeoye Y. Olukotun, M.D.	Director	March 7, 2008

ICAGEN, INC .

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Icagen, Inc.

We have audited the accompanying balance sheets of Icagen, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icagen, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Icagen, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123(R), “Share-Based Payment”, to account for stock-based compensation.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 26, 2008

Icagen, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$43,513	$25,131
Accounts receivable	53	9
Prepaid expenses and other	774	912

Total current assets	44,340	26,052
Property and equipment, net	1,736	1,566
Technology licenses and related costs, net of accumulated amortization of $393 and $705 as of December 31, 2007 and 2006, respectively	465	2,183
Deposits and other	116	1,014

Total assets	$46,657	$30,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,633	$1,919
Accrued expenses	866	2,958
Current portion of deferred revenue	7,375	996
Current portion of equipment debt financing	570	608

Total current liabilities	11,444	6,481
Deferred revenue, less current portion	3,710	11,513
Equipment debt financing, less current portion	757	774
Other non-current liabilities	62	—

Total liabilities	15,973	18,768
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 and 90,000,000 shares authorized at December 31, 2007 and December 31, 2006, respectively; 40,870,619 and 22,312,266 shares issued and outstanding at December 31, 2007 and 2006, respectively	41	22
Additional paid-in capital	142,268	112,765
Accumulated deficit	(111,625)	(100,740)

Total stockholders’ equity	30,684	12,047

Total liabilities and stockholders’ equity	$46,657	$30,815

See accompanying notes.

Icagen, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2007	2006	2005
Collaborative research and development revenues:
Research and development fees	$17,383	$1,953	$4,454
Reimbursed research and development costs	3,734	6,467	4,340

Total collaborative research and development revenues	21,117	8,420	8,794
Operating expenses:
Research and development	27,854	28,820	25,906
General and administrative	5,940	5,907	4,589

Total operating expenses	33,794	34,727	30,495

Loss from operations	(12,677)	(26,307)	(21,701)
Other income (expense):
Interest income	1,960	1,712	1,612
Interest expense	(168)	(213)	(177)
Other income	—	—	17

Total other income, net	1,792	1,499	1,452

Loss before income taxes	(10,885)	(24,808)	(20,249)
Income taxes	—	—	—

Net loss	$(10,885)	$(24,808)	$(20,249)

Basic and diluted net loss per share	$(0.29)	$(1.12)	$(1.03)

Weighted average common shares outstanding—basic and diluted	37,432,144	22,219,662	19,636,848

See accompanying notes.

Icagen, Inc.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2004	$14	$2	$77,116	$(4,222)	$(55,683)	$17,227
Exercise of options and warrants for 413,978 common shares	—	1	296	—	—	297
Public sale of 5,100,000 shares of common stock at $8.00 per share, net of stock issuance costs	—	5	35,337	—	—	35,342
Conversion of preferred stock	(14)	14	—	—	—	—
Deferred compensation related to stock options and restricted stock units net of forfeitures	—	—	134	(134)	—	—
Amortization of deferred compensation	—	—	—	1,375	—	1,375
Net loss	—	—	—	—	(20,249)	(20,249)

Balance at December 31, 2005	—	22	112,883	(2,981)	(75,932)	33,992
Elimination of deferred compensation related to the adoption of SFAS 123R	—	—	(2,981)	2,981	—	—
Exercise of options for 320,775 common shares	—	—	335	—	—	335
Stock-based compensation expense	—	—	2,528	—	—	2,528
Net loss	—	—	—	—	(24,808)	(24,808)

Balance at December 31, 2006	—	22	112,765	—	(100,740)	12,047
Issuance of common stock and warrants in the 2007 private placement, net of offering costs	—	16	21,653	—	—	21,669
Issuance of common stock to Pfizer, net of issuance costs	—	3	4,906	—	—	4,909
Issuance of restricted stock	—	—	(6)	—	—	(6)
Exercise of options and warrants for 397,912 common shares	—	—	370	—	—	370
Stock-based compensation expense	—	—	2,580	—	—	2,580
Net loss	—	—	—	—	(10,885)	(10,885)

Balance at December 31, 2007	—	$41	$142,268	—	$(111,625)	$30,684

See accompanying notes.

Icagen, Inc.

Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(10,885)	$(24,808)	$(20,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	758	901	1,074
Amortization of technology licenses and related costs	119	185	184
Stock-based compensation	2,580	2,528	1,375
Loss on the disposal of equipment	—	63	38
Write-off of technology licenses and related costs	1,599	—	74
Changes in operating assets and liabilities:
Accounts receivable	(44)	292	201
Prepaid expenses and other current and non-current assets	1,036	(95)	1,175
Accounts payable and accrued expenses	(1,378)	(79)	(116)
Other liabilities	56	—	—
Deferred revenue	(1,424)	(1,087)	(906)

Net cash used in operating activities	(7,583)	(22,100)	(17,150)

Investing activities
Acquisition of property and equipment	(545)	(400)	(701)
Proceeds from the sale of equipment	2	—	—
Purchase of technology licenses and related costs	—	—	(120)

Net cash used in investing activities	(543)	(400)	(821)

Financing activities
Proceeds from sale of common stock and warrants, net of stock issuance costs	26,578	—	35,342
Proceeds from equipment debt financing	221	271	658
Payments on equipment debt financing	(661)	(738)	(780)
Proceeds from exercise of warrants and stock options	370	335	297

Net cash provided by (used in) financing activities	26,508	(132)	35,517

Increase (decrease) in cash and cash equivalents	18,382	(22,632)	17,546
Cash and cash equivalents at beginning of year	25,131	47,763	30,217

Cash and cash equivalents at end of year	$43,513	$25,131	$47,763

Supplemental disclosure of cash flow information
Cash paid for interest	$162	$196	$186

Non-cash items
Equipment acquired through debt financing	$385	—	$635

See accompanying notes.

Icagen, Inc.

Notes to Financial Statements

December 31, 2007

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs. The Company is conducting research and development activities, in some cases in collaboration with leading pharmaceutical companies, in a number of disease areas, including epilepsy, asthma, pain and inflammation.

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

Private Placement

On February 6, 2007, the Company completed a private placement in which the Company issued 15,423,640 shares of common stock, together with warrants to purchase an aggregate of 5,398,256 additional shares of common stock with an exercise price of $1.45 per share (the “Securities”) for a total price of $1.42375 per Security, resulting in gross proceeds of approximately $22.0 million. The net proceeds from the private placement are being used to fund research and development programs and otherwise for general corporate purposes. Pursuant to the terms of the securities purchase agreement signed in connection with the private placement, the Company filed a registration statement with the SEC to register for resale the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants. This registration statement became effective May 1, 2007.

In August 2007, in connection with the collaborative research and license agreement with Pfizer Inc (“Pfizer”), the Company also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of the Company’s common stock. In a first closing of the transaction on August 20, 2007, the Company sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to the Company of approximately $5.0 million. In addition, the Company has the right and option to sell to Pfizer, and to require

Icagen, Inc.

Notes to Financial Statements—(Continued)

Pfizer to purchase, up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise, subject to specified terms and conditions during the 18 months following the date of the purchase agreement (See Note 13).

Revenue Recognition

The Company’s collaboration agreements contain multiple elements, including non-refundable upfront license fees, payments for reimbursement of research and development costs, payments for ongoing research and development, payments associated with achieving development, regulatory and commercialization milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related program, such as the initiation or completion of clinical trials, filing for approval with regulatory agencies, receipt of approvals by regulatory agencies and the achievement of commercial milestones. Revenues from milestone payments may be considered separable from funding for research and development services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, these payments could be recognized as revenue if and when the performance milestone is achieved if they represent a separate earnings process as described in EITF 00-21.

In connection with the Company’s research and development collaborations with Pfizer and the McNeil Pediatrics Division (formerly McNeil Consumer & Specialty Division) of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson (“McNeil”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaboration with Pfizer, this period is the initial term of the research phase of the collaboration. With respect to the Company’s collaboration with McNeil, this period was the estimated service period of the agreement, which initially was estimated to conclude on the expiration of the last-to-expire patent covered by the agreement in 2019, but was revised to be through the termination of the agreement as of September 18, 2007 (See Note 2). Research and development services provided under some of the Company’s collaboration agreements are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreement with Pfizer allows for research term extensions upon mutually agreeable terms. Revenues are recognized from contract extensions as the extended services are performed.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with the Company’s cost sharing arrangement with McNeil are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). According to the criteria established by these EITF issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values at December 31, 2007 and 2006 based on the liquidity of these financial instruments or their short term nature. The carrying value of equipment debt financing approximates fair values at December 31, 2007 and 2006 based on the market interest rates available to the Company for debt of similar risk and maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of the following as of (in thousands):

	December 31,
	2007	2006
Cash	$989	$113
Money market funds	42,524	25,018

Total	$43,513	$25,131

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the assets beginning when the assets are placed in service. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the remaining lease terms. Depreciation and amortization recorded on property and equipment totaled $758,000, $901,000 and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

During 2007 and 2005, the Company identified certain technology licenses that no longer met its strategic objectives, which were determined to be unrecoverable and for which the Company had no alternative future uses. Accordingly, the Company recorded impairment losses for such agreements at the time of determination totaling $37,000 and $74,000, respectively for the years ended December 31, 2007 and 2005. Pursuant to its license with the Children’s Medical Center Corporation (“CMCC”), the Company paid approximately $2.0 million to CMCC based on the upfront and milestone payments received from McNeil. The Company recorded this payment on its balance sheet as a long-lived asset under the category “technology licenses and related costs.” Due to the termination of the collaboration agreement with McNeil, the Company determined that this long-lived asset was no longer recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company recorded an impairment loss of $1.6 million during the second quarter of 2007. These impairment losses are reflected as a component of research and development expense in the statements of operations. During the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization of technology licenses and related costs of $119,000, $185,000 and $184,000, respectively. The weighted average remaining amortization period of all technology licenses is 17.7 years. The Company estimates that future amortization of its technology licenses and related costs as of December 31, 2007 will be approximately $49,000 for each of the four years in the period ended December 31, 2011, approximately $38,000 in the year ended December 31, 2012, and an aggregate of $231,000 thereafter.

Deposits and Other Assets

Deposits and other assets consist of utility and rent deposits, prepayments required under the terms of clinical trial contracts for which the remaining term of the clinical trial exceeds one year and restricted cash.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with SFAS 144, recoverability is measured by comparing the book value of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is calculated using the amount by which the book value of the asset exceeds the projected discounted future net cash flows arising from the asset.

Accrued Expenses

The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of December 31, 2007 and 2006 consist primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Significant Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in accounts with three major financial institutions in the United States. Substantially all deposits in these institutions exceeded the amount of FDIC insurance provided on such deposits at December 31, 2007 and 2006. Concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the strong financial position of the Company’s collaborators.

The Company operates in a single industry and is engaged in discovering drugs that may lead to treatments for disabling and life-threatening diseases. Collaborative research revenues from the Company’s collaboration partners representing 10% or more of total collaborative research revenues are as follows:

	Years ended December 31,
	2007	2006	2005
McNeil	79%	100%	69%
Pfizer	21%	—	—
Abbott Laboratories (“Abbott”)	—	—	31%

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expense includes, among other items, clinical trial costs. The Company accounts for its clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost, based on a variety of factors, beginning with the preparation for the clinical trial. This estimated cost includes payments to contract research organizations for trial site and patient-related costs, including laboratory costs related to the conduct of the trial and other costs. The cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of the treatment period for each patient.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

	Years ended December 31,
	2007	2006	2005
Convertible preferred stock	—	—	1,564,340
Outstanding common stock options	5,039,193	4,039,258	3,638,105
Restricted stock units	300,459	180,480	203
Outstanding warrants	4,830,422	—	24,877

Total	10,170,074	4,219,738	5,227,525

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of the provisions of SFAS 141(R) on the Company’s financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties, and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of adopting EITF 07-3 on the Company’s financial statements.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

generally accepted in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157 on the Company’s financial statements.

2. Collaborations

The Company has entered into research collaboration agreements to extend the Company’s ion channel drug discovery technology into additional therapeutic areas and to benefit from the research, development and commercialization capabilities of the Company’s collaborators, as well as to augment the Company’s financial resources. A non-refundable upfront license fee was paid by each collaborator for rights to certain of the Company’s technology. These collaborative research agreements also provide for periodic payments to support the research phase of such programs and payments upon completion of specified research, development, regulatory and commercial milestones. The Company may also receive reimbursement for certain research costs and royalty payments under these agreements based on specified percentages of net product sales, if any. As of December 31, 2007, the Company had one active collaboration with Pfizer, and the Company remained eligible to receive milestone and royalty payments, if any, with respect to its collaboration, the research term of which ended in December 2003, with Astellas. The research phase of the Company’s collaboration agreements with Bristol-Myers Squibb and Abbott concluded on September 30, 2003 and December 31, 2005, respectively. The Company’s collaboration with McNeil terminated effective September 18, 2007.

Pfizer

On August 13, 2007, the Company entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid the Company an initial upfront license fee of $12.0 million. The Company is recognizing this payment from Pfizer as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, the $12.0 million upfront license payment was recorded as deferred revenue, which is being amortized to revenue over the two-year life of the research term. In addition to the upfront license fee, Pfizer is providing the Company with research and development funding over a two-year research period pursuant to the agreement. The research term may be extended upon mutual agreement of Pfizer and the Company. Additionally, Pfizer is obligated to make payments to the Company upon achievement of specified research, development, regulatory and commercialization milestones of $359.0 million for each drug candidate developed. The Company is also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. The Company recognized $4.4 million of revenue related to the Pfizer collaboration agreement for the year ended December 31, 2007.

In connection with the collaborative research and license agreement with Pfizer, on August 13, 2007, the Company also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of the Company’s common stock. In a first closing of the transaction on August 20, 2007, the Company sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of the common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to the Company of approximately $5.0 million. In addition, the Company had the right and option to sell to Pfizer, and to require Pfizer to purchase, up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise, subject to specified terms and conditions, during the 18 months following the date of the purchase agreement (See Note 13).

Icagen, Inc.

Notes to Financial Statements—(Continued)

McNeil

On June 14, 2004, the Company entered into collaboration and copromotion agreements with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. Pursuant to the collaboration arrangement, McNeil paid the Company an initial upfront payment of $10.0 million, $1.3 million of which the Company paid to Children’s Medical Center Corporation (“CMCC”), and a milestone payment of $5.0 million upon acceptance by the U.S. Food and Drug Administration (“FDA”) of the protocol for the Company’s Phase III clinical trial of senicapoc for the treatment of sickle cell disease, $650,000 of which the Company paid to CMCC in February 2005. The Company recognized these payments from McNeil as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, both the $10.0 million upfront payment and the $5.0 million milestone payment were recorded as deferred revenue, which was being amortized to revenue over the life of the agreement. At the time of the execution of the agreement, the achievement of the milestone above was not considered to represent a separate earnings process, and therefore this payment was treated in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognized as revenue when received. McNeil was also potentially obligated to pay the Company up to an additional $48.0 million based on the achievement of specified clinical and regulatory milestones.

Under the terms of the agreements, the Company and McNeil agreed to copromote senicapoc for the treatment of sickle cell disease in the United States and share equally in profits and losses from the commercialization of senicapoc for the treatment of sickle cell disease in the United States. The Company was also entitled to copromote senicapoc for the treatment of sickle cell disease with McNeil, at its option, in Canada. In calculating profits and losses in the copromotion territory, each party’s sales force costs generally were excluded, since each party generally was required to provide 50% of the overall sales force efforts. Under the collaboration agreement, the Company granted McNeil a worldwide exclusive license to senicapoc for the treatment of sickle cell disease and other compounds covered by a specific patent. McNeil was entitled, subject to specified rights retained by the Company, to commercialize senicapoc for the treatment of sickle cell disease and the other licensed compounds outside the copromotion territory pursuant to this license and was required to pay the Company a royalty on net product sales.

The Company and McNeil had agreed to fund equally the ongoing development costs incurred pursuant to an agreed upon development plan for senicapoc in the copromotion territory for sickle cell disease. McNeil was required to fund all development costs outside of the copromotion territory. The Company recorded revenue from reimbursed research and development costs for development expenses outside of the copromotion territory based on the actual percentage of patients enrolled at clinical trial sites outside the copromotion territory.

Under the Company’s license agreement with CMCC, the Company is required to pay CMCC royalties on net product sales by the Company or the Company’s affiliates and a share of any sublicense income received by the Company. This sublicense income included upfront and milestone payments, royalties and the Company’s share of profits in the copromotion territory under the Company’s collaboration agreement with McNeil. Pursuant to the McNeil collaboration agreement, the Company was responsible for all amounts due to CMCC other than in respect of the Company’s share of profits in the copromotion territory, which the Company and McNeil had agreed to share equally.

The Company and McNeil were entitled to terminate the collaboration and copromotion agreements under specified conditions. In addition, if specified changes in control of the Company occurred involving a list of five specified large pharmaceutical and biotechnology companies, McNeil was permitted to terminate the copromotion agreement and the Company’s governance rights under the collaboration agreement and, in such event, the Company’s right to receive a share of profits and losses in the copromotion territory was converted into a right to receive a royalty on net product sales.

Icagen, Inc.

Notes to Financial Statements—(Continued)

During the second quarter of 2007, the Company received notification from McNeil of its termination of the collaboration agreement between the Company and McNeil for the development of senicapoc (formerly ICA-17043) for the treatment of sickle cell disease effective as of September 18, 2007. A Phase III clinical trial to evaluate the ability of senicapoc to reduce crisis rate, the primary endpoint, in patients with sickle cell disease was previously terminated during the second quarter of 2007. The Company had recorded an upfront payment and a milestone payment from McNeil totaling $15.0 million as deferred revenue and was amortizing such deferred revenue over the original 15 year estimated service period of the contract. In June 2007, the Company revised its estimate of the term of its substantive obligations under the contract from ending in June 2019 to ending in September 2007. Accordingly, the Company recognized the remaining balance of deferred revenue in 2007 as the collaboration ended and the Company’s contractual obligations became complete.

For the year ended December 31, 2007, loss from continuing operations and net loss decreased by $11.5 million due to this change in estimate. For the year ended December 31, 2007, basic and diluted net loss per share decreased by $0.31 due to this change in estimate.

3. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2007	2006
Equipment	$7,598	$6,867
Leasehold improvements	1,389	1,304
Furniture and fixtures	318	316

	9,305	8,487
Less: accumulated depreciation and amortization	(7,569)	(6,921)

Property and equipment, net	$1,736	$1,566

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Accrued development and clinical trial expenses	$512	$2,693
Other accrued expenses	354	265

Total accrued expenses	$866	$2,958

5. Commitments and Contingencies

The Company’s obligations consist of equipment debt financing, noncancelable operating leases, technology licenses, other contractual obligations and employment arrangements.

Equipment Debt Financing

In July 1999, the Company entered into an equipment financing agreement, which was subsequently amended to provide for the acquisition of up to $3.7 million in equipment and other fixed assets. The financing

Icagen, Inc.

Notes to Financial Statements—(Continued)

agreement carries an interest rate indexed to the average yields on four-year U.S. Treasury Notes, as published by the Dow Jones Telerate Access Service, and requires repayment of principal and interest over 36 to 48 months with a final maturity of 2011. The applicable interest rates through December 31, 2007 ranged from 11.21% to 13.35%. This financing is structured as individual equipment notes, secured by the assets financed under such notes, and does not allow additional asset purchases under this financing beyond December 2007.

In November 2007, the Company entered into a Master Security Agreement with General Electric Capital Corporation (the “GE Agreement”) to finance up to $1.0 million of additional equipment, computer hardware and office furniture through December 31, 2007. Borrowings under the GE Agreement bear interest at a fixed rate of 11.30% per year and are payable in monthly installments over 36 to 42 months with a final maturity date of 2011. This financing is structured as individual equipment notes, secured by the assets financed under such notes, and does not allow additional asset purchases under this financing beyond December 2007.

As of December 31, 2007 and 2006, approximately $1.3 million and $1.4 million of the equipment debt financing notes were outstanding, respectively. Total equipment with a net carrying value of $1.3 million collaterizes the outstanding equipment debt financing balance at December 31, 2007.

Property and equipment includes the following amounts financed through equipment debt financing (in thousands):

	December 31,
	2007	2006
Equipment, furniture and fixtures	$2,465	$2,740
Less: accumulated depreciation	(1,207)	(1,387)

	$1,258	$1,353

As of December 31, 2007, future annual principal payments under equipment debt financing consist of the following for the years ending December 31 (in thousands):

Equipment Debt Financing
2008	$570
2009	428
2010	218
2011	111

Total	1,327
Current portion of equipment debt financing	(570)

Equipment debt financing, less current portion	$757

Noncancelable Operating Leases

The Company leases certain office equipment under noncancelable operating leases expiring in 2009. The Company leases its facilities under various noncancelable operating leases that expire from 2010 through 2012. At December 31, 2007, we had provided one of our lessors with an irrevocable letter of credit with a balance of $100,000 during the lease term. This letter of credit is secured by a cash deposit, which is included in deposits and other in the accompanying balance sheets.

Icagen, Inc.

Notes to Financial Statements—(Continued)

As of December 31, 2007, future annual minimum payments under noncancelable operating leases with terms in excess of one year consist of the following for the years ending December 31 (in thousands):

Operating Leases
2008	$447
2009	518
2010	504
2011	485
2012	186

Total minimum lease payments	$2,140

Rental expense associated with operating leases was $498,000, $423,000 and $440,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Technology Licenses

The Company is a party to a number of license agreements, primarily with academic institutions, under which it licenses patents, patent applications and other intellectual property for which the Company paid upfront license fees. The duration of these agreements varies from 10 years to the expiration date of the last-to-expire patent, and the Company has the option to renew some of these agreements at the end of their terms. The Company’s technology license agreements are generally terminable by the Company upon short notice. Under certain conditions, the Company can grant sublicenses for which the licensors receive a fee. Some of these licenses require annual maintenance fees and periodic payments upon the achievement of specified development and regulatory milestones. The Company is obligated to pay specified royalties for licensed and sublicensed product sales or specified percentages of income received from sublicenses, and in some cases minimum annual royalties. As of December 31, 2007 and 2006, there were no milestone payments or royalties due under these technology license agreements.

In February 2000, the Company entered into an agreement with CMCC for a worldwide exclusive license to products covered by the patent rights licensed from CMCC. The patent rights licensed to the Company by CMCC include patent rights directed to the use of specified classes of compounds for most fields of human and veterinary therapeutics and diagnostics, including the Company’s drug candidate for the treatment of asthma. The Company has the right to grant sublicenses under this license. Patents licensed under the CMCC agreement expire over the period from 2012 through 2016.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

Pursuant to its license with CMCC, the Company’s obligation to pay CMCC specified amounts with respect to sublicense income applies to the upfront and milestone payments, royalties and share of profits in the copromotion territory received by the Company under the Company’s collaboration agreement with McNeil. The Company paid CMCC $1.3 million of the $10.0 million upfront payment that the Company received from McNeil in June 2004, and paid CMCC $650,000 of the $5.0 million milestone payment that the Company received from McNeil upon acceptance of the protocol for the Company’s pivotal Phase III clinical trial of senicapoc for the treatment of sickle cell disease by the FDA. Payments or obligations to CMCC were originally recorded on the balance sheet as long-term assets under the category “technology licenses and related costs” and were amortized to expense over the term of the agreement. Due to the termination of the collaboration agreement with McNeil, the Company determined that this long-lived asset was no longer recoverable. In accordance with SFAS 144, the Company recorded an impairment loss of $1.6 million during the second quarter of 2007, which is recorded as a component of research and development expense in the statement of operations for the year ended December 31, 2007.

As of December 31, 2007, future annual license maintenance fees under the Company’s technology license agreements consist of the following for the years ending December 31 (in thousands):

Annual License Maintenance Fees
2008	$101
2009	101
2010	101
2011	101
2012	58
2013 through 2024	341

Total	$803

The aggregate amount of the annual maintenance fees under these technology license agreements was $108,000, $117,000 and $121,000 in 2007, 2006 and 2005, respectively.

Other Contractual Obligations

Other contractual obligations as of December 31, 2007 consisted of $811,000 related to commitments for contract research services for preclinical research and other commitments.

Employment Arrangements

The Company provides a severance arrangement for certain of its executive officers and key employees, which includes salary and bonus continuance and continued health benefits. At December 31, 2007 and 2006, the Company had not incurred or recorded any obligation related to these arrangements.

Icagen, Inc.

Notes to Financial Statements—(Continued)

6. Stockholders’ Equity

Capital Structure

As of December 31, 2007 and 2006, the Company was authorized to issue up to 120,000,000 and 90,000,000 shares, respectively, of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock in one or more series.

Common Stock

In connection with the collaborative research and license agreement with Pfizer, on August 13, 2007, the Company entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of the Company’s common stock. In a first closing of the transaction on August 20, 2007, the Company sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of the common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to the Company of approximately $5.0 million. In addition, the Company had the right and option to sell to Pfizer, and to require Pfizer to purchase, up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise, subject to specified terms and conditions, during the 18 months following the date of the purchase agreement (See Note 13).

Pursuant to the purchase agreement that the Company entered into in connection with the equity investment by Pfizer, the Company has agreed to file, at any time after August 20, 2008, upon the request of Pfizer, a registration statement with the SEC covering the resale of the aggregate number of shares issued pursuant to the purchase agreement. The terms of the purchase agreement require the Company to pay liquidated damages to Pfizer in the event that the Company does not file the registration statement with the SEC within 30 days after the request by Pfizer to file such registration statement, the registration statement does not become effective or its effectiveness is not maintained beginning 90 days after the registration request (if the registration statement is not reviewed by the SEC) or 120 days after the registration request (if it is so reviewed) or, after the registration statement is declared effective by the SEC, the registration statement is suspended by the Company or ceases to remain continuously effective as to all registrable securities for which it is required to be effective, with certain specified exceptions (“Pfizer Registration Default”). Subject to the specified exceptions, for each 30-day period or portion thereof during which a Pfizer Registration Default remains uncured, the Company is obligated to pay Pfizer an amount in cash equal to 1% of Pfizer’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by Pfizer.

On February 6, 2007, the Company completed a private placement in which the Company issued 15,423,640 shares of common stock, together with warrants to purchase an aggregate of 5,398,256 additional shares of common stock with an exercise price of $1.45 per share for a total price of $1.42375 per Security, resulting in gross proceeds of approximately $22.0 million. The net proceeds from the private placement are being used to fund research and development programs and otherwise for general corporate purposes. Pursuant to the terms of the securities purchase agreement signed in connection with the private placement, the Company filed a registration statement with the SEC to register for resale the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants. This registration statement became effective May 1, 2007.

The terms of the securities purchase agreement that the Company entered into in connection with the private placement require the Company to pay liquidated damages to the purchasers in the private placement in the event that the registration statement is suspended by the Company or ceases to remain continuously effective as to all

Icagen, Inc.

Notes to Financial Statements—(Continued)

registrable securities for which it is required to be effective, with certain specified exceptions (“Registration Default”). Subject to the specified exceptions, for each 30-day period or portion thereof during which a Registration Default remains uncured, the Company is obligated to pay each purchaser an amount in cash equal to 1% of that purchaser’s aggregate purchase price, up to a maximum of 10% of the aggregate purchase price paid by that purchaser.

On February 8, 2005, the Company completed an IPO of 5,000,000 shares of its common stock at a price of $8.00 per share and all outstanding shares of the Company’s Preferred Stock automatically converted into 14,820,063 shares of common stock. On March 9, 2005, the underwriters purchased an additional 100,000 shares of common stock pursuant to the over-allotment option. The Company’s net proceeds from the IPO, including the over-allotment option and after deducting underwriter’s discounts and commissions and offering expenses, were approximately $35.3 million.

As of December 31, 2007 and 2006, the Company had outstanding a total of 40,870,619 and 22,312,266 shares of common stock, respectively.

Warrants

In connection with the Company’s private placement completed on February 6, 2007, the Company issued warrants to purchase an aggregate of 5,398,256 shares of common stock with an exercise price of $1.45 per share. These warrants may be exercised for cash or on a cashless basis and expire in February 2012. During the year ended December 31, 2005, warrants to purchase 26,307 shares of common stock were exercised resulting in the issuance of 12,287 shares of common stock. No warrants were exercised during the year ended December 31, 2006. During the year ended December 31, 2007, warrants to purchase 179,336 shares of common stock were exercised resulting in the issuance of 169,863 shares of common stock. At December 31, 2007 and 2006 there were 5,218,920 and 0 warrants outstanding, respectively.

Common Stock Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

December 31, 2007
Outstanding stock options	5,069,303
Outstanding restricted stock units	413,964
Outstanding warrants	5,218,920
Possible future issuance under the 2004 equity compensation plan	2,861,034

Total shares reserved	13,563,221

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

In February 2004, the Board of Directors adopted and on May 19, 2004, the stockholders approved, the 2004 Stock Incentive Plan (the “2004 Plan”), which became effective on February 3, 2005, the date on which the Company’s registration statement for its IPO was declared effective. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon effectiveness of the 2004 Plan, the number of shares of common stock reserved for issuance under the 2004 Plan was 3,080,892 shares. The 2004 Plan also contains a provision that allows for an automatic annual increase in the number of shares authorized under the 2004 Plan, beginning in 2006, subject to certain limitations specified in the 2004 Plan. On June 26, 2007, the 2004 plan was amended to increase the number of shares reserved for issuance under the plan from 3,150,000 to 6,150,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock price and the volatility of the common stock prices of other comparable companies in the biotechnology industry. The Company uses historical data to estimate option exercises and forfeitures used in the model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company analyzed separate groups of employees with similar exercise behavior to determine the expected term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2007, the Company had 5,069,303 options outstanding with a weighted average exercise price of $2.21, and 413,964 restricted stock units outstanding. Remaining compensation expense as of December 31, 2007 to be recognized on these options and restricted stock units through December 2011 is approximately $2.1 million and $873,000, respectively. The weighted-average period of time over which these costs will be recognized for stock options and restricted stock units is 1.9 and 3.0 years, respectively. As of December 31, 2007, the Company had 3,393,480 options exercisable with a weighted average exercise price of $2.36. As of December 31, 2007, the Company had 4,987,490 options vested and expected to vest with a weighted average exercise price of $2.22. The weighted-average remaining contractual terms of the exercisable options and options vested and expected to vest at December 31, 2007 is 5.9 and 6.8 years, respectively. The aggregate intrinsic value of exercisable options and options vested and expected to vest at December 31, 2007 was $1.3 million and $2.0 million, respectively.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2007	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	4.8%	3.9%
Expected volatility	70.0%	60.0%	40.0%
Expected life (in years)	4.8	4.8	2.5
Estimated weighted average grant date fair value per share of options granted	$0.92	$1.60	$2.10

Icagen, Inc.

Notes to Financial Statements—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

Year Ended December 31, 2005
Net loss, as reported	$(20,249)
Add: stock-based compensation included in net loss	1,375
Deduct: stock-based compensation assuming Statement 123 fair value method was applied to all stock option awards	(1,686)

Pro forma net loss, as required by Statement 123	$(20,560)

Basic and diluted net loss per share, as reported	$(1.03)

Pro forma basic and diluted net loss per share, as required by Statement 123	$(1.05)

The following table summarizes activity related to stock options and restricted stock units as of December 31, 2007, and changes during the year then ended:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding
Balance at December 31, 2006	768,354	4,867,335	$2.26	192,932
Authorized	3,000,000	—	—	—
Granted	(1,019,285)	737,935	1.52	281,350
Exercised/Released	—	(228,049)	.55	(52,982)
Forfeited/Cancelled	111,965	(307,918)	2.60	(7,336)

Balance at December 31, 2007	2,861,034	5,069,303	$2.21	413,964

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

All options granted pursuant to the Retention Grant Program and the Option Exchange Program were granted pursuant to the terms of the 2004 Plan, with each option vesting as to 25% of the shares covered thereby on the date that is six months after the grant date; an additional 25% of the shares on the date that is twelve months after the grant date; an additional 17% of the shares on the date that is eighteen months after the grant date; an additional 17% of the shares on the date that is twenty-four months after the grant date; and the remaining 16% of the shares on the date that is thirty months after the grant date.

The awards granted under the Retention Grant Program were accounted for as new awards under Statement 123(R). The awards granted under the Option Exchange Program were accounted for as modifications under Statement 123(R) resulting in an incremental compensation cost of $147,000 which will be amortized to expense over the vesting period described above.

Selected information regarding stock options as of December 31, 2007 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.34 – $0.34	25,964	0.9	$0.34	25,964	$0.34
0.35 – 0.75	482,539	2.4	0.64	482,539	0.64
0.76 – 1.08	1,991,481	8.8	0.91	927,924	0.90
1.19 – 1.92	117,530	9.1	1.41	24,786	1.38
2.00 – 2.50	1,491,440	5.6	2.11	1,211,338	2.13
2.51 – 5.00	387,446	6.5	4.94	325,168	4.97
5.01 – 6.50	377,715	7.2	6.28	278,540	6.28
6.51 – 8.00	144,850	7.5	7.19	88,399	7.17
8.01 – 9.12	50,338	7.7	8.78	28,822	8.79

$0.34 – $9.12	5,069,303	6.9	$2.21	3,393,480	$2.36

Icagen, Inc.

Notes to Financial Statements—(Continued)

At December 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $2.1 million and $1.3 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $295,000, $1,513,000 and $2,485,000, respectively. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $2.0 million, $2.0 million and $1.7 million, respectively.

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

At December 31, 2007 and 2006, 3,393,480 and 2,510,674 of the Company’s outstanding options were exercisable, respectively.

8. Deferred Compensation

During the year ended December 31, 2005, the Company recorded deferred compensation of $134,000, net of forfeitures, for stock options granted with exercise prices less than the fair value of the underlying common stock on the grant date or for restricted stock units granted. Prior to the January 1, 2006 adoption of Statement 123(R), deferred compensation was amortized on a straight-line basis over the vesting period of the individual options and restricted stock units, ranging from 12 to 60 months. Amortization of deferred compensation amounted to $1.4 million during 2005.

9. Related Party Transactions

At December 31, 2007, Pfizer held 2,688,172 shares of the Company’s common stock (See Note 13). Research fees from Pfizer totaled approximately $4.4 million, $0 and $0 in 2007, 2006 and 2005, respectively, including partial recognition of a non-refundable upfront license fee of $12.0 million in 2007 that is being recognized as revenue ratably over the initial two-year research term of the Company’s collaboration agreement with Pfizer.

Abbott held 1,646,535 shares of the Company’s common stock at December 31, 2007 and 2006. As of December 31, 2006, Abbott was a 5% stockholder; however, as of December 31, 2007, Abbott was no longer a 5% stockholder. Research fees from Abbott totaled approximately $0, $0 and $2.8 million in 2007, 2006 and 2005, respectively, including a non-refundable upfront license fee of $1.0 million in 2001 that was recognized as revenue ratably over the initial research term.

The Company incurred expense of $6.3 million, $7.5 million and $4.6 million from Quintiles Transnational Corp. for development and clinical trial services in 2007, 2006 and 2005, respectively. Quintiles Transnational Corp. is an affiliate of one of the Company’s 5% stockholders, and the chairman of the board and chief executive officer of Quintiles Transnational Corp. is a stockholder and a member of the Company’s Board of Directors. The amounts paid to Quintiles Transnational Corp. are included in research and development expense on the statements of operations. Amounts included in accounts payable related to these services totaled $1.1 million and $301,000 at December 31, 2007 and 2006, respectively.

Icagen, Inc.

Notes to Financial Statements—(Continued)

10. Income Taxes

A reconciliation of the Company’s income tax benefit at the federal statutory rate to actual income tax benefit is as follows (in thousands):

	2007	2006	2005
Income tax benefit at federal statutory rate	$(3,810)	$(8,683)	$(7,087)
State taxes, net of federal expense	(544)	(1,240)	(1,012)
Research and development credit	103	(460)	(459)
Orphan drug credit	(1,145)	(3,502)	(2,385)
Stock compensation	749	577	—
Other, net	83	139	77
Change in valuation allowance	4,564	13,169	10,866

	$—	$—	$—

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations is as follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	5.0%	5.0%	5.0%
Tax credits and non-deductible expenses	10.5%	14.0%	14.0%
Change in valuation allowance	(50.5)%	(54.0)%	(54.0)%

	0.0%	0.0%	0.0%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows as of December 31 (in thousands):

	2007	2006
Deferred tax assets:
Deferred revenue	$4,434	$5,004
Excess book depreciation	362	261
Stock-based compensation expense	688	434
Net operating loss carryforwards	32,858	30,254
Research and development credit carryforwards	3,211	3,313
Orphan drug credit carryforward	21,750	19,372
Alternative minimum tax credit	5	5

Total deferred tax assets	63,308	58,643
Less: valuation allowance for deferred tax assets	(63,308)	(58,643)

Net deferred tax assets	$—	$—

At December 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $82.1 million and $75.6 million, respectively, and research and development credit carryforwards of approximately $3.2 million and $3.3 million, respectively, for income tax purposes that begin to expire in the year 2011. The Company’s orphan drug credit carryforwards of $21.7 million and $19.4 million as of December 31, 2007 and 2006, respectively, for income tax purposes begin to expire in 2019. For financial

Icagen, Inc.

Notes to Financial Statements—(Continued)

reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards as the Company has determined that it is more likely than not that the deferred tax assets will not be realized.

Based on the number of shares of common and preferred stock issued, the Company has exceeded the limit allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards and tax credit carryforwards. Ownership changes subsequent to December 31, 2007 may reduce the availability of net operating losses to offset future taxable income.

Effective January 1, 2007, the Company adopted the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company must presume that the positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability, or a combination of each. The Company must recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is met. The Company must de-recognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met. The Company may not use a valuation allowance as a substitute for derecognition of tax positions.

The Company adopted this standard as of the beginning of the Company’s first quarter of 2007; however, the adoption of this interpretation did not have a material effect on the Company’s financial condition, results of operations or cash flows. In accordance with FIN No. 48, the Company will classify any interest and penalty expense in interest expense and general and administrative expense, respectively.

During the year ended December 31, 2007, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $1.7 million. Interest or penalties have not been accrued. If the tax benefit is ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Icagen, Inc.

Notes to Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which are not recorded as a liability because they are offset by net operating loss carryforwards, are as follows:

Balance, January 1, 2007	$0
Increases (decreases) for tax positions taken during a prior period	1,466
Increases (decreases) for tax positions taken during the current period	246
Decreases related to settlements	—
Decreases resulting from the expiration of the statute of limitations	—

Balance, December 31, 2007	$1,712

The tax years 2003 forward are open for assessment of underpayment of tax. The net operating losses dating back to 1995 are open to adjustment by taxing authorities.

11. Defined Contribution Benefit Plan

The Company has adopted a 401(k) plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1997. Participants may elect a salary reduction from 1% to 100% as a contribution to the 401(k) Plan subject to Internal Revenue Service limitations. The 401(k) Plan permits the Company to match these elective deferrals by a percentage determined on an annual basis. Through October 31, 2007 the Company matched 10% of participant’s contributions. Effective November 1, 2007, the Company match was increased to 20% of participant’s contributions. The Company made matching contributions in the amount of $78,000, $61,000 and $46,000 in 2007, 2006 and 2005, respectively.

12. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations (in thousands, except share and per share amounts):

	Year ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter (1)	4th Quarter
Collaborative research and development revenues	$1,990	$3,382	$12,870	$2,875
(Loss) income from operations	(6,864)	(6,889)	5,146	(4,070)
Net (loss) income attributable to common stockholders	(6,485)	(6,454)	5,612	(3,558)
Basic net (loss) income per share attributable to common stockholders	$(0.20)	$(0.17)	$0.14	$(0.09)
Diluted net (loss) income per share attributable to common stockholders	$(0.20)	$(0.17)	$0.13	$(0.09)
Weighted average common shares outstanding—basic	31,637,662	37,928,862	39,245,452	40,796,031
Weighted average common shares outstanding—diluted	31,637,662	37,928,862	41,623,856	40,796,031

Icagen, Inc.

Notes to Financial Statements—(Continued)

	Year ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research and development revenues	$1,882	$2,639	$2,157	$1,742
Loss from operations	(7,165)	(6,744)	(5,840)	(6,558)
Net loss attributable to common stockholders	(6,749)	(6,345)	(5,467)	(6,247)
Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.29)	$(0.25)	$(0.28)
Weighted average common shares outstanding—basic and diluted	22,092,491	22,192,838	22,277,996	22,312,266

(1)	The results for the third quarter of 2007 include the impact of $10.1 million of the $11.5 million of incremental revenue recognized as a result of the termination of the collaboration agreement with McNeil. The Company had recorded an upfront payment and a milestone payment from McNeil totaling $15.0 million as deferred revenue and was amortizing such deferred revenue over the original 15 year estimated service period of the contract. In June 2007, the Company revised its estimate of the term of its substantive obligations under the contract from ending in June 2019 to ending in September 2007. The Company recognized the remaining balance of deferred revenue in 2007 as the collaboration ended and the Company’s contractual obligations became complete.

In accordance with prescribed reporting requirements, the sum of per share losses by quarter may not equal loss per share for the full year due to the changes in average share calculations.

13. Subsequent Events

On January 2, 2008, the Company issued 274,325 stock options to Company employees with an exercise price of $1.55 per share, the market price on the date of grant, and 142,630 restricted stock units to Company employees at a fair value of $1.55 per share, the market price of the common stock on the date of grant. The options vest monthly over a period of 48 months and the restricted stock units vest annually over a period of 4 years.

On January 2, 2008, in connection with the Company’s board of director compensation policy, 45,000 options were issued to the directors with an exercise price of $1.55 per share, the market price on the date of grant. These options vested immediately.

On January 29, 2008, the Compensation Committee of the Board of Directors approved the issuance of 260,000 stock options with an exercise price of $1.52 per share, the market price on the date of grant, and the issuance of 130,000 restricted stock units to Company executives at a fair value of $1.52 per share, the market price of the common stock on the date of grant. The options vest monthly over a period of 48 months and the restricted stock units vest annually over a period of 4 years.

On February 13, 2008, the Company sold 5,847,953 shares of common stock to Pfizer at a price of $1.71 per share, which was the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding February 5, 2008, the date of the Company’s exercise of its put option to sell the shares, resulting in gross proceeds to the Company of approximately $10.0 million.

On February 14, 2008, the Company’s Master Loan and Security Agreement, dated July 14, 1999, between the Company and Oxford Finance Corporation was amended to extend the term of the Agreement until December 31, 2008 and to change the date of the current treasury bill constant maturity rates used to calculate the applicable interest rates on new loans under the agreement to February 11, 2008.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Amended and Restated Bylaws of the Registrant, as amended.

4.1(2)	Specimen Stock Certificate.

4.2(2)	Amended and Restated Stockholders’ Agreement, dated December 15, 2003, by and among the Registrant and the parties listed therein.

4.2.1(3)	Stockholder Waiver, Amendment and Termination Agreement, dated July 10, 2007, among the Registrant and certain stockholders of the Registrant party to the Amended and Restated Stockholders’ Agreement dated as of April 16, 2004.

4.3(2)	Warrant to Purchase Shares of Series B Preferred Stock, dated December 28, 1994, issued to Dominion Fund III.

4.4(2)	Warrant to Purchase Shares of Series D Preferred Stock, dated May 23, 1997, issued to Dominion Fund III.

4.5(2)	Warrant to Purchase Shares of Series E Preferred Stock, dated September 3, 1998, issued to Dominion Fund III.

4.6(2)	First Amendment to Warrants to Purchase Shares of Preferred Stock of Icagen, Inc., dated May 14, 2004, by and between the Registrant, Dominion Fund III and Dominion Ventures.

4.7(2)	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated March 15, 1997, issued to certain persons in connection with offering of Series D Preferred Stock.

4.8(4)	Securities Purchase Agreement, dated January 26, 2007, among the Registrant and the purchasers listed on Exhibit A thereto.

4.9(5)	Form of Warrant to Purchase Shares of Common Stock, dated February 6, 2007, issued to certain purchasers in connection with a private placement.

4.10(6)	Purchase Agreement, dated August 13, 2007, between the Registrant and Pfizer Inc.

10.1*(2)	1996 Equity Compensation Plan, as amended.

10.2*(1)	2004 Stock Incentive Plan, as amended.

10.3*(3)	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4*(3)	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4.1*(3)	Form of Nonstatutory Stock Option Agreement for Director Options under the 2004 Stock Incentive Plan.

10.4.2*(7)	Nonstatutory Stock Option Agreement, dated January 27, 2006, between the Registrant and Charles A. Sanders.

10.4.3*(8)	Form of Incentive Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.4.4*(8)	Form of Nonstatutory Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.5*(9)	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.

Exhibit Number	Description

10.5.1*(7)	Restricted Stock Unit Agreement, dated February 1, 2006, between the Registrant and Richard D. Katz.

10.6*(3)	Summary of Director Compensation.

10.7*	Summary of 2008 Bonus Targets.

10.8*(10)	Second Amended and Restated Executive Employment Agreement, dated August 21, 2007, between the Registrant and P. Kay Wagoner.

10.9*(10)	Second Amended and Restated Executive Employment Agreement, dated August 21, 2007, between the Registrant and Richard D. Katz.

10.9.1*(11)	Amendment No. 1 to Second Amended and Restated Executive Employment Agreement, dated February 1, 2008, between the Registrant and Richard D. Katz.

10.10*(10)	Amended and Restated Executive Employment Agreement, dated August 22, 2007, between the Registrant and Seth V. Hetherington.

10.10.1*(11)	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated February 1, 2008, between the Registrant and Seth V. Hetherington.

10.11*(10)	Amended and Restated Executive Employment Agreement, dated August 22, 2007, between the Registrant and Edward P. Gray.

10.11.1*(11)	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated February 4, 2008, between the Registrant and Edward P. Gray.

10.12(2)	Lease Agreement, dated December 17, 1992, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.13(12)	Sixth Amendment to Lease, dated August 3, 2005, by and between the Registrant and Royal Center IC, LLC.

10.14(2)	Lease Agreement, dated October 1997, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.15(13)	Fifth Amendment to Lease, dated June 4, 2007, by and between the Registrant and Royal Center IC, LLC.

10.16(6)	Lease , dated August 8, 2007, between the Registrant and 3908 Patriot Drive LLC.

10.17(2)	Master Loan and Security Agreement, dated July 14, 1999, between the Registrant and Oxford Venture Finance, as amended.

10.17.1(14)	Letter Agreement, dated April 15, 2005, from Oxford Finance Corporation to the Registrant.

10.17.2(15)	Letter Agreement, dated February 14, 2006, from Oxford Finance Corporation to the Registrant.

10.17.3(16)	Letter Agreement, dated August 27, 2007, from Oxford Finance Corporation to the Registrant.

10.17.4(19)	Letter Agreement, dated February 14, 2008, from Oxford Finance Corporation to the Registrant.

10.18(17)	Master Security Agreement, dated November 28, 2007, between the Registrant and General Electric Capital Corporation.

10.19†(2)	Collaborative Research and License Agreement, dated March 21, 2000, between the Registrant and Astellas Pharma Inc., as amended.

Exhibit Number	Description

10.20†(3)	Exclusive License Agreement, dated February 29, 2000, between the Registrant and Children’s Medical Center Corporation, as amended.

10.21(2)	Clinical Trials Master Services Agreement, dated December 14, 1998, between the Registrant and Quintiles Transnational Corp.

10.22†(18)	Collaborative Research and License Agreement, dated August 13, 2007, between the Registrant and Pfizer Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and President pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2007.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-114336).

(3)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007.

(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2007.

(5)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2007.

(6)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2007.

(7)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2006.

(8)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2006.

(9)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2007.

(10)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2007.

(11)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2008.

(12)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2005.

(13)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007.

(14)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2005.

(15)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2006.

(16)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2007.

(17)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2007.

(18)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007.

(19)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2008.

†	Confidential treatment granted by the SEC as to certain portions.

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.