Form 10-Q
period 2008-03-31
ICAGEN INC
filed 2008-05-12
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were outstanding 46,826,342 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS – UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,004	$43,513
Accounts receivable	129	53
Prepaid expenses and other	1,770	774

Total current assets	47,903	44,340
Non-current assets:
Property and equipment, net	2,046	1,736
Technology licenses and related costs, net of accumulated amortization of $405 and $393 as of March 31, 2008 and December 31, 2007, respectively	453	465
Deposits and other	108	116

Total assets	$50,510	$46,657

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,152	$2,633
Accrued expenses	575	866
Current portion of deferred revenue	6,000	7,375
Current portion of equipment debt financing	607	570

Total current liabilities	9,334	11,444
Deferred revenue, less current portion	2,210	3,710
Equipment debt financing, less current portion	887	757
Other non-current liabilities	364	62

Total liabilities	12,975	15,973
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2008 and December 31, 2007; 46,815,532 and 40,870,619 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	47	41
Additional paid-in capital	152,938	142,268
Accumulated deficit	(115,270)	(111,625)

Total stockholders’ equity	37,715	30,684

Total liabilities and stockholders’ equity	$50,510	$46,657

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Collaborative research and development revenues:
Research and development fees	$2,875	$492
Reimbursed research and development costs	93	1,498

Total collaborative research and development revenues	2,968	1,990
Operating expenses:
Research and development	5,473	7,387
General and administrative	1,509	1,467

Total operating expenses	6,982	8,854

Loss from operations	(4,014)	(6,864)
Other income (expense):
Interest income	413	432
Interest expense	(44)	(53)

Total other income, net	369	379

Loss before income taxes	(3,645)	(6,485)
Income taxes	—	—

Net loss	$(3,645)	$(6,485)

Net loss per share – basic and diluted	$(0.08)	$(0.20)

Weighted average common shares outstanding – basic and diluted	44,030,160	31,637,662

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(3,645)	$(6,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	168	204
Amortization of technology licenses and related costs	12	46
Stock-based compensation	679	670
Changes in operating assets and liabilities:
Accounts receivable	(76)	(998)
Prepaid expenses and other current and non-current assets	(988)	(735)
Accounts payable and accrued expenses	(772)	1,119
Other liabilities	284	(3)
Deferred revenue	(2,875)	(249)

Net cash used in operating activities	(7,213)	(6,431)

Investing activities
Proceeds from the sale of equipment	—	2
Acquisition of property and equipment	(478)	(27)

Net cash used in investing activities	(478)	(25)

Financing activities
Proceeds from sale of common stock and warrants, net of issuance costs	9,994	21,679
Payments on equipment debt financing	(176)	(183)
Proceeds from equipment debt financing	343	—
Proceeds from exercise of stock options	21	81

Net cash provided by financing activities	10,182	21,577

Increase in cash and cash equivalents	2,491	15,121
Cash and cash equivalents at beginning of period	43,513	25,131

Cash and cash equivalents at end of period	$46,004	$40,252

Supplemental disclosure of cash flow information
Cash paid for interest	$47	$51

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

March 31, 2008

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007.

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

In connection with the Company’s current research and development collaboration with Pfizer Inc. (“Pfizer”) and former research and development collaboration with the McNeil Pediatrics Division (formerly McNeil Consumer & Specialty Division) of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson (“McNeil”), revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaboration with Pfizer, this period is the initial term of the research phase of the collaboration. With respect to the Company’s collaboration with McNeil, this period was the estimated service period of the agreement, which initially was estimated to conclude on the expiration of the last-to-expire patent covered by the agreement in 2019, but was revised to be through the termination of the agreement as of September 18, 2007. Research and development services provided under the Company’s collaboration agreement with Pfizer are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreement with Pfizer allows for research term extensions upon mutually agreeable terms. Revenues are recognized from contract extensions as the extended services are performed.

Revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). According to the criteria established by these EITF issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

None of the payments that the Company has received from collaborators to date, whether deferred or recognized as revenue, are refundable even if the related program is not successful.

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

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options, shares issuable upon the vesting of restricted stock units and shares issuable upon the exercise of warrants. For the periods presented, Diluted EPS is identical to Basic EPS because common share equivalents, including all of the Company’s outstanding stock options, outstanding restricted stock units and outstanding warrants, are excluded from the calculation, as their effect is antidilutive. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Three Months Ended March 31,
	2008	2007
Outstanding common stock options	5,552,025	5,196,606
Restricted stock units	588,085	238,957
Outstanding warrants	5,218,920	3,238,954

Total	11,359,030	8,674,517

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 141(R) will have a material impact on the Company’s financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 was effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The adoption of EITF 07-3, effective January 1, 2008, did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The provisions of SFAS No. 159 were effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value at least annually. It is effective for fiscal years beginning after November 15, 2008 for all other nonfinancial assets and liabilities. SFAS No. 157 is to be applied prospectively. The adoption of the requirements of SFAS No. 157 that were effective January 1, 2008 did not have a material impact on the Company’s financial statements. The Company does not expect that the requirements of SFAS No. 157 that will become effective for it on January 1, 2009 will have a material impact on the Company’s financial statements.

2. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), using the modified prospective method. The Company recognized $679,000 and $670,000 in stock-based compensation expense in operating expenses during the first quarter of 2008 and 2007, respectively.

During the first quarter of 2008, the Company granted 600,055 options to purchase common stock at a purchase price equal to the market price of the related common stock on the date the options were granted. These options had an aggregate fair value of $715,000, which will be amortized to expense over the options’ vesting periods.

During the first quarter of 2008, the Company granted 272,630 restricted stock units. Total compensation expense of $419,000, based on the market price of the common stock on the date of grant, will be recognized over the restricted stock units’ vesting periods.

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

Since our inception, we have incurred substantial losses and, as of March 31, 2008, we had an accumulated deficit of $115.3 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

Recent Developments

In January 2008, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, submission for senicapoc, a novel orally available small molecule inhibitor of a specific potassium ion channel, as a potential treatment for asthma. We subsequently initiated in January 2008 a multiple ascending dose Phase I clinical study to assess the safety, tolerability and pharmacokinetics in healthy subjects of higher doses of senicapoc than those previously tested in clinical trials for sickle cell disease.

In August 2007, in connection with a collaborative research and license agreement with Pfizer Inc, we also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of our common stock. In a first closing of the transaction on August 20, 2007, we sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to us of approximately $5.0 million. In a subsequent closing of the transaction on February 13, 2008, we sold an additional 5,847,953 shares of common stock to Pfizer at a price of $1.71 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of our exercise of our put option to sell the shares, resulting in gross proceeds to us of approximately $10.0 million.

On March 14, 2008, together with Pfizer, we entered into a collaboration with the laboratory of Professor B. A. Wallace at Birkbeck College, University of London, to study the structural biology of sodium channels. This three party relationship has been created to support a previously established collaboration between Icagen and Pfizer for the discovery of compounds which modulate specific sodium ion channels as potential new treatments for pain and related disorders. In connection with the Birkbeck collaboration, we also entered into a supplemental agreement with Pfizer that requires Pfizer to reimburse us for certain equipment to be used in the collaboration as well as pay us for additional research services over a two year term. Additionally, we will also contribute services to the collaboration. We expect to begin performing services under the terms of the collaboration during the second quarter.

In April 2008, we initiated an additional Phase I clinical trial of ICA-105665, a novel small molecule compound for the treatment of epilepsy. This trial is a multiple ascending dose study that is being conducted in healthy male volunteers. This study follows the completion of a single ascending dose Phase I trial also conducted in healthy male volunteers. During this study, the drug candidate was well tolerated with no serious adverse events.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accrued expenses, research and development, stock-based compensation and accounting for income taxes. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, or SEC, on March 7, 2008.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Collaborative Research and Development Revenues

Collaborative research and development revenues increased by $978,000, or 49%, to $3.0 million for the three months ended March 31, 2008 from $2.0 million for the three months ended March 31, 2007. This increase reflects an increase of $3.0 million of revenue due to the Pfizer collaboration, partially offset by a decrease of $2.0 million due to the termination of our collaboration with McNeil Pediatrics Division, formerly McNeil Consumer & Specialty Division, of McNeil – PPC, Inc.

Research and Development Expense

Research and development expense decreased by $1.9 million, or 26%, to $5.5 million for the three months ended March 31, 2008 from $7.4 million for the three months ended March 31, 2007. The decrease was due primarily to a $3.1 million decrease of expense related to the development of senicapoc for sickle cell disease, partially offset by a $591,000 increase in expenses associated with our epilepsy and neuropathic pain program, a $281,000 increase in expense related to the development of senicapoc for asthma, a $168,000 increase in salary and benefits expense and an increase in the aggregate of $116,000 in expenses related to laboratory supplies and building rent and maintenance.

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

	Three months ended March 31,
Development Program	2008	2007	Cumulative from Inception
	(in thousands)		(in thousands)
Senicapoc	$284	$3,089	$47,524
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	1,168	578	14,481

Total	$1,452	$3,667	$62,005

General and Administrative Expense

General and administrative expense remained stable at $1.5 million for the three months ended March 31, 2008 and 2007.

Interest Income and Interest Expense

Interest income decreased by $19,000, or 4%, to $413,000 for the three months ended March 31, 2008, from $432,000 for the three months ended March 31, 2007. The decrease in interest income was attributable to decreased interest rates during the period.

Interest expense decreased by $9,000, or 17%, to $44,000 for the three months ended March 31, 2008 from $53,000 for the three months ended March 31, 2007. The decrease in interest expense was attributable to decreased weighted average borrowings outstanding under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At March 31, 2008, our cash and cash equivalents were $46.0 million as compared to $43.5 million at December 31, 2007. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

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

Cash Flows

Net cash used in operating activities was $7.2 million for the three months ended March 31, 2008. This reflects a net loss of approximately $3.6 million, a decrease of approximately $2.9 million in deferred revenue, an increase of approximately $1.0 million in prepaid expenses and other current and non-current assets and a decrease of $772,000 in accounts payable and accrued expenses. These amounts were partially offset by $679,000 of non-cash expenses related to stock-based compensation, an increase in other liabilities of $284,000 and $168,000 of non-cash expenses related to depreciation and amortization of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2008 was $478,000 related to the purchase of property and equipment.

Net cash generated by financing activities during the three months ended March 31, 2008 was $10.2 million and consisted primarily of $10.0 million in net proceeds from the private placement completed in February 2008 and $343,000 in proceeds related to our equipment debt financing, partially offset by $176,000 in principal repayments related to our equipment debt financing.

Net cash used in operating activities was $6.4 million for the three months ended March 31, 2007. This reflects a net loss of approximately $6.5 million, an increase of approximately $998,000 in accounts receivable, an increase of approximately $735,000 in prepaid expenses and other current and non-current assets, and a decrease of approximately $249,000 in deferred revenue. These amounts were partially offset by an increase of approximately $1.1 million in accounts payable and accrued expenses, $670,000 of non-cash expenses related to stock-based compensation, and $204,000 of non-cash expenses for depreciation and amortization of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2007 was $25,000 related primarily to the purchase of property and equipment.

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

Contractual Obligations

Our contractual obligations as of December 31, 2007 are described in our Annual Report on Form 10-K.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future. We believe our existing cash and cash equivalents, including the gross proceeds of approximately $22.0 million from our private placement completed in February 2007, the $12.0 million up-front license fee from Pfizer received in August 2007 and the gross proceeds of approximately $15.0 million from the Pfizer equity investments completed in August 2007 and February 2008 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements at least through 2009. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaborations with Pfizer and Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd.; and

•	our ability to establish and maintain additional collaborations.

We do not anticipate that we will generate product revenue for at least the next several years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities over the next eighteen months, we do not currently have any commitments for future external funding.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. We do not expect that the adoption of SFAS No. 141(R) will have a material impact on our financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and amortize them over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 was effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The adoption of EITF 07-3, effective January 1, 2008, did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The provisions of SFAS No. 159 were effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value at least annually. It is effective for fiscal years beginning after November 15, 2008 for all other nonfinancial assets and liabilities. SFAS No. 157 is to be applied prospectively. The adoption of the requirements of SFAS No. 157 that were effective January 1, 2008 did not have a material impact on our financial statements. We do not expect that the requirements of SFAS No. 157 that will become effective for it on January 1, 2009 will have a material impact on our financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A—RISK FACTORS

The following discussion includes one revised risk factor (“If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect or fail to comply with all applicable regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business may suffer,”) that reflects material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of March 31, 2008, we had an accumulated deficit of $115.3 million. We have incurred losses in each year since our inception in 1992. Our net losses were $3.6 million for the three months ended March 31, 2008, $10.9 million in 2007, $24.8 million in 2006 and $20.2 million in 2005. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising. For example, our pivotal Phase III clinical trial of senicapoc for sickle cell disease was not successful. As another example, we were notified in the third quarter of 2007 by our collaborator Bristol-Myers Squibb Company that it had decided, based on formulation issues, among others, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. As a third example, we were notified in the fourth quarter of 2007 by our collaborator, Astellas, that it had decided, based on genotoxicity issues, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of dementia, including Alzheimer’s disease;

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

During the development program for sickle cell disease, 445 clinical trial participants received one or more doses of senicapoc. Of these, 159 were healthy volunteers and 286 were patients with sickle cell disease. In these studies, we obtained safety information that we believe will be important in our development program for asthma. During the development program for sickle cell disease, senicapoc was generally found to be safe and well-tolerated. In a published Phase II study of senicapoc in patients with sickle cell disease, diarrhea and nausea occurred more frequently in patients who received either of two doses of senicapoc than in those who received a placebo. The most common serious adverse events were related to sickle cell disease and none were considered to be related to senicapoc. Patients who took senicapoc had small increases in serum gamma glutamyl transpeptidase, or GGT, a protein found in the liver and biliary tract, but the clinical significance of this change is not known.

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

We rely heavily on independent clinical investigators, contract research organizations and other third-party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA closely monitors the progress of clinical trials that are conducted in the U.S., and the recently enacted Food and Drug Administration Amendments Act of 2007, or FDAAA, significantly expands the federal government’s clinical trial registry to cover more trials and more information, including information on the results of completed trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

On September 27, 2007, the President signed the FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute products after approval.

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

Risks Relating to Our Private Placements

The number of shares of our common stock outstanding has increased substantially as a result of the private placement that closed on February 6, 2007, and certain purchasers beneficially own significant blocks of our common stock; these shares have been registered under the Securities Act of 1933, as amended, or the Securities Act, and are generally available for resale in the public market.

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

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 2,668,172 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 5,847,953 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 8,516,125 shares to Pfizer, who owns approximately 18% of our common stock as of April 30, 2008, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

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

As of April 30, 2008, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 55% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2008, we had 46,826,342 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 11,200,000 shares of our common stock, which include the 8,516,125 shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On February 13, 2008, we issued 5,847,953 shares of common stock common stock at a price of $1.71 per share. The financing resulted in gross proceeds to us of approximately $10 million. We expect to use the net proceeds from the sale of the shares to fund our research and development programs and otherwise for general corporate purposes.

The shares were offered and sold to Pfizer without registration under the Securities Act or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser, in the first quarter of 2008.

ITEM 6 – EXHIBITS

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICAGEN, INC.

By:	/s/ Richard D. Katz, M.D.
Richard D. Katz, M.D.
Executive Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: May 12, 2008

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