Form 10-Q
period 2008-06-30
ICAGEN INC
filed 2008-08-06
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, there were outstanding 46,866,369 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS - UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,615	$43,513
Accounts receivable	217	53
Prepaid expenses and other	1,366	774

Total current assets	44,198	44,340

Non-current assets:
Property and equipment, net	2,467	1,736
Technology licenses and related costs, net of accumulated amortization of $417 and $393 as of June 30, 2008 and December 31, 2007, respectively	441	465
Deposits and other	108	116

Total assets	$47,214	$46,657

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,402	$2,633
Accrued expenses	696	866
Current portion of deferred revenue	7,668	7,375
Current portion of equipment debt financing	636	570

Total current liabilities	10,402	11,444
Deferred revenue, less current portion	878	3,710
Equipment debt financing, less current portion	878	757
Other non-current liabilities	383	62

Total liabilities	12,541	15,973
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2008 and December 31, 2007; 46,864,367 and 40,870,619 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	47	41
Additional paid-in capital	153,609	142,268
Accumulated deficit	(118,983)	(111,625)

Total stockholders’ equity	34,673	30,684

Total liabilities and stockholders’ equity	$47,214	$46,657

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collaborative research and development revenues:
Research and development fees	$2,949	$2,063	$5,824	$2,555
Reimbursed research and development costs	235	1,319	328	2,817

Total collaborative research and development revenues	3,184	3,382	6,152	5,372
Operating expenses:
Research and development	5,620	8,674	11,093	16,061
General and administrative	1,526	1,597	3,035	3,064

Total operating expenses	7,146	10,271	14,128	19,125

Loss from operations	(3,962)	(6,889)	(7,976)	(13,753)
Other income (expense):
Interest income	298	481	711	913
Interest expense	(49)	(46)	(93)	(99)

Total other income, net	249	435	618	814

Loss before income taxes	(3,713)	(6,454)	(7,358)	(12,939)
Income taxes	—	—	—	—

Net loss	$(3,713)	$(6,454)	$(7,358)	$(12,939)

Net loss per share – basic and diluted	$(0.08)	$(0.17)	$(0.16)	$(0.37)

Weighted average common shares outstanding – basic and diluted	46,834,932	37,928,862	45,432,546	34,800,641

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(7,358)	$(12,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	380	405
Amortization of technology licenses and related costs	24	92
Stock-based compensation	1,319	1,323
Write-off of technology license and related costs	—	1,562
Changes in operating assets and liabilities:
Accounts receivable	(164)	(189)
Prepaid expenses and other current and non-current assets	(584)	(265)
Accounts payable and accrued expenses	(1,401)	714
Other liabilities	301	(6)
Deferred revenue	(2,539)	(2,146)

Net cash used in operating activities	(10,022)	(11,449)

Investing activities
Acquisition of property and equipment	(1,111)	(61)
Proceeds from the sale of equipment	—	2

Net cash used in investing activities	(1,111)	(59)

Financing activities
Proceeds from sale of common stock and warrants, net of issuance costs	9,994	21,669
Proceeds from equipment debt financing	559	—
Payments on equipment debt financing	(372)	(364)
Proceeds from exercise of stock options and warrants	54	141

Net cash provided by financing activities	10,235	21,446

(Decrease) increase in cash and cash equivalents	(898)	9,938
Cash and cash equivalents at beginning of period	43,513	25,131

Cash and cash equivalents at end of period	$42,615	$35,069

Supplemental disclosure of cash flow information
Cash paid for interest	$98	$95

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

June 30, 2008

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

During the second quarter of 2008, the Internal Revenue Service, (the “IRS”), notified the Company that it had been selected for a routine audit of the Company’s 2005 U.S. Federal income tax return. The Company expects that this audit will be completed in the next six months. To date, there have been no proposed adjustments that would have a material effect upon the Company’s financial position or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Outstanding common stock options	5,631,756	4,930,398	5,591,891	5,062,767
Restricted stock units	612,650	229,213	600,367	234,058
Outstanding warrants	5,218,920	5,393,641	5,218,920	4,322,249

Total	11,463,326	10,553,252	11,411,178	9,619,074

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value at least annually. It is effective for fiscal years beginning after November 15, 2008 for all other nonfinancial assets and liabilities. SFAS No. 157 is to be applied prospectively. The adoption of the requirements of SFAS No. 157 that were effective January 1, 2008 did not have a material impact on the Company’s financial statements. The Company does not expect that the requirements of SFAS No. 157 that will become effective on January 1, 2009 will have a material impact on the Company’s financial statements.

2. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), using the modified prospective method. The Company recognized stock-based compensation expense of $640,000, $653,000, $1,319,000 and $1,323,000 during the three and six months ended June 30, 2008 and 2007, respectively.

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

4. Collaboration Termination

During the second quarter of 2007, the Company received notification from McNeil of its termination of the collaboration agreement between the Company and McNeil for the development of senicapoc (formerly ICA-17043) effective as of September 18, 2007. A Phase III clinical trial to evaluate the ability of senicapoc to reduce crisis rate, the primary endpoint, in patients with sickle cell disease was previously terminated during the second quarter of 2007. The Company had recorded an upfront payment and a milestone payment from McNeil totaling $15.0 million as deferred revenue and was amortizing such deferred revenue over the original 15 year estimated service period of the contract. In June 2007, the Company revised its estimate of the term of its substantive obligations under the contract from ending in June 2019 to ending in September 2007. Accordingly, the Company recognized an additional $1.6 million of revenue in the second quarter of 2007 and the remaining balance of deferred revenue as of June 30, 2007 of $10.4 million was recognized as revenue in the third quarter of 2007 as the collaboration ended and the Company’s contractual obligations were complete. For the three and six months ended June 30, 2007, loss from continuing operations and net loss decreased $1.6 million due to this change in estimate. For the three and six months ended June 30, 2007, net loss per share decreased $0.04 and $0.05, respectively, due to this change in estimate.

Pursuant to its license with the Children’s Medical Center Corporation (“CMCC”), the Company paid approximately $2.0 million to CMCC based on the upfront and milestone payments received from McNeil. The Company recorded this payment on its balance sheet as a long-lived asset under the category “technology licenses and related costs.” Due to the termination notice received from McNeil, the Company determined that this long-lived asset was no longer recoverable. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company recorded an impairment loss of $1.6 million during the second quarter of 2007, which is recorded as a component of research and development expense in the condensed statement of operations for the three and six months ended June 30, 2007.

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

Since our inception, we have incurred substantial losses and, as of June 30, 2008, we had an accumulated deficit of $119.0 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

Recent Developments

In July 2008, we announced the completion of our Phase I multiple ascending dose clinical trial of senicapoc, a novel orally available small molecule inhibitor of the KCa3.1 potassium ion channel, that is being developed for the treatment of asthma. Study results showed that senicapoc was well tolerated at all doses tested and in preliminary analyses exhibited predictable and dose proportional pharmacokinetics consistent with once-daily dosing. There were no serious adverse events and no dropouts from the study. Additionally, there were no dose-limiting toxicities in any subject.

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

Revenue Recognition

In connection with our research and development collaborations, we recognize revenues from non-refundable upfront license fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to our former collaboration with the McNeil Pediatrics Division (formerly McNeil Consumer & Specialty Division) of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson, or McNeil, this period was the estimated service period of the agreement, which initially was through the expiration of the last-to-expire patent covered by the agreement in 2019. Due to the termination of the agreement as of September 18, 2007, we revised our estimate of the substantive service obligations of the contract from June 2019 to September 2007 to coincide with the September 18, 2007 contract termination date. Accordingly, we recognized an additional $1.6 million in revenue in the second quarter of 2007 and the remaining $10.4 million unamortized balance of the $15 million upfront license fee and milestone payment as revenue in the third quarter of 2007.

Results of Operations

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $198,000, or 6%, to $3.2 million for the three months ended June 30, 2008 from $3.4 million for the three months ended June 30, 2007. This decrease reflects a $3.4 million decrease due to the termination of our collaboration with McNeil during the third quarter of 2007, partially offset by an increase in revenue of $3.2 million due to the formation of our collaboration with Pfizer Inc, or Pfizer, during the third quarter of 2007.

Research and Development Expense

Research and development expense decreased by $3.1 million, or 35%, to $5.6 million for the three months ended June 30, 2008 from $8.7 million for the three months ended June 30, 2007. The decrease was due primarily to a $2.4 million decrease in expenses related to the development of senicapoc for the treatment of sickle cell disease and a $1.6 million decrease in expense related to the 2007 write-off of the capitalized payments that had previously been made to Children’s Medical Center Corporation, or CMCC, in connection with the McNeil collaboration due to the McNeil contract termination notice. This decrease was partially offset by an increase of $287,000 in salary and benefits expense, an increase of $282,000 in patent expense, an increase of $243,000 in expense related to the development of senicapoc for asthma and an increase of $133,000 in expense associated with our epilepsy and neuropathic pain program.

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

	Three months ended June 30,		Cumulative from
Development Program	2008	2007	Inception
	(in thousands)
Senicapoc	$269	$2,438	$47,793
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	1,347	1,214	15,828

Total	$1,616	$3,652	$63,621

General and Administrative Expense

General and administrative expense decreased by $71,000, or 4%, to $1.5 million for the three months ended June 30, 2008 from $1.6 million for the three months ended June 30, 2007. The decrease was due primarily to a decrease of $170,000 in legal expenses and a decrease of $73,000 in insurance expense, partially offset by an increase in the aggregate of $174,000 related to equity compensation costs and audit and tax fees.

Interest Income and Interest Expense

Interest income decreased $183,000, or 38%, to $298,000 for the three months ended June 30, 2008, from $481,000 for the three months ended June 30, 2007. The decrease in interest income was attributable to decreased interest rates.

Interest expense increased $3,000, or 7%, to $49,000 for the three months ended June 30, 2008 from $46,000 for the three months ended June 30, 2007. The increase in interest expense was attributable to increased average borrowings under our equipment debt financing.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Collaborative Research and Development Revenues

Collaborative research and development revenues increased by $780,000, or 15%, to $6.2 million for the six months ended June 30, 2008 from $5.4 million for the six months ended June 30, 2007. This increase reflects an increase of $6.2 million of revenue due to the formation of the Pfizer collaboration during the third quarter of 2007, partially offset by a decrease of $5.4 million due to the termination of our collaboration with McNeil during the third quarter of 2007.

Research and Development Expense

Research and development expense decreased by $5.0 million, or 31%, to $11.1 million for the six months ended June 30, 2008 from $16.1 million for the six months ended June 30, 2007. The decrease was due primarily to a $5.5 million decrease in expenses related to the development of senicapoc for the treatment of sickle cell disease, a $1.6 million decrease in expenses related to the 2007 write-off of the capitalized payments that had previously been made to CMCC in connection with the McNeil collaboration due to the McNeil contract termination notice and a $156,000 decrease in expenses related to equity compensation costs. This decrease was partially offset by an increase of $724,000 in expense associated with our epilepsy and neuropathic pain program, an increase of $524,000 in expense related to the development of senicapoc for asthma, an increase of $455,000 in salary and benefits expense, an increase of $283,000 in patent expense, an increase of $135,000 in building rent and maintenance expense and an increase of $100,000 in laboratory supplies expense.

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

	Six months ended June 30,		Cumulative from
Development Program	2008	2007	Inception
	(in thousands)
Senicapoc	$553	$5,526	$47,793
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	2,515	1,791	15,828

Total	$3,068	$7,317	$63,621

General and Administrative Expense

General and administrative expense decreased by $29,000, or 1%, to $3.0 million for the six months ended June 30, 2008 from $3.1 million for the six months ended June 30, 2007. The decrease was due primarily to a decrease of $194,000 in legal expense and a decrease of $94,000 in insurance expense, partially offset by an increase of $151,000 in equity compensation costs and an increase in the aggregate of $100,000 related to corporate development expenses and salary and benefits expense.

Interest Income and Interest Expense

Interest income decreased $202,000, or 22%, to $711,000 for the six months ended June 30, 2008 from $913,000 for the six months ended June 30, 2007. The decrease in interest income was attributable to lower interest rates during the period.

Interest expense decreased $6,000, or 6%, to $93,000 for the six months ended June 30, 2008 from $99,000 for the six months ended June 30, 2007. The decrease in interest expense was attributable to decreased average interest rates.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At June 30, 2008, our cash and cash equivalents were $42.6 million as compared to $43.5 million at December 31, 2007. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

On February 6, 2007, we completed a private placement in which we issued 15,423,640 shares of common stock, together with warrants to purchase an aggregate of 5,398,256 additional shares of common stock with an exercise price of $1.45 per share, or the securities, for a total price of $1.42375 per security, resulting in gross proceeds of approximately $22 million.

In June 2007, we received notification from McNeil of its termination of the collaboration agreement between us and McNeil for the development of senicapoc for the treatment of sickle cell disease as of September 18, 2007. We are therefore currently bearing the full costs of development of senicapoc for asthma.

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

Cash Flows

Net cash used in operating activities was $10.0 million for the six months ended June 30, 2008. This reflects a net loss of approximately $7.4 million, a decrease of approximately $2.5 million in deferred revenue, a decrease of approximately $1.4 million in accounts payable and accrued expenses, an increase of approximately $584,000 in prepaid expenses and other current and non-current assets, and an increase of approximately $164,000 in accounts receivable, partially offset by $1.3 million of non-cash expenses related to stock-based compensation, $380,000 of non-cash expenses for depreciation and amortization of property and equipment and an increase of $301,000 in other liabilities.

Net cash used in investing activities in the six months ended June 30, 2008 was $1.1 million, consisting of the purchase of property and equipment.

Net cash generated by financing activities during the six months ended June 30, 2008 was $10.2 million and consisted of $10.0 million in net proceeds from the private placement completed in February 2008 and $559,000 in proceeds related to our equipment debt financing, partially offset by $372,000 in principal repayments related to our equipment debt financing.

Net cash used in operating activities was $11.4 million for the six months ended June 30, 2007. This reflects a net loss of approximately $12.9 million, a decrease of approximately $2.1 million in deferred revenue, an increase of approximately $265,000 in prepaid expenses and other current and non-current assets, and an increase of approximately $189,000 in accounts receivable. These amounts were partially offset by $1.6 million of non-cash expense related to the write-off of the capitalized payments that had been made to CMCC in connection with the McNeil collaboration, $1.3 million of non-cash expenses related to stock-based compensation, an increase of $714,000 in accounts payable and accrued expenses and $405,000 of non-cash expenses for depreciation and amortization of property and equipment.

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

We do not anticipate that we will generate product revenue for at least the next several years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities through August 2009, we do not currently have any commitments for future external funding.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value at least annually. It is effective for fiscal years beginning after November 15, 2008 for all other nonfinancial assets and liabilities. SFAS No. 157 is to be applied prospectively. The adoption of the requirements of SFAS No. 157 that were effective January 1, 2008 did not have a material impact on our financial statements. We do not expect that the requirements of SFAS No. 157 that will become effective on January 1, 2009 will have a material impact on our financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes five revised risk factors (“We depend heavily on the success of our most advanced internal product candidates, ICA-105665 and our other lead compounds for epilepsy and neuropathic pain and senicapoc for asthma, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed;” “We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans;” “We depend significantly on collaborations with third parties to discover, develop and commercialize some of our product candidates;” “If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired;” and “If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect or fail to comply with all applicable regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business may suffer.”) that reflects material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of June 30, 2008, we had an accumulated deficit of $119.0 million. We have incurred losses in each year since our inception in 1992. Our net losses were $7.4 million for the six months ended June 30, 2008, $10.9 million in 2007, $24.8 million in 2006 and $20.2 million in 2005. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and neuropathic pain and senicapoc are at an early stage. We filed an Investigational New Drug, or IND, and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. We filed an IND for senicapoc as a potential treatment for asthma during the fourth quarter of 2007 and initiated a Phase I multiple dose escalation study to explore doses higher than those used in previous clinical trials for sickle cell disease during the first quarter of 2008. This trial was completed during the third quarter of 2008. Previously we had conducted a pivotal Phase III clinical trial of senicapoc for the chronic treatment of sickle cell disease. Following a planned meeting in April 2007, the Data Monitoring Committee, or DMC, recommended that the clinical trial be terminated because of the low probability of achieving a reduction in crisis rate, the primary endpoint. In accordance with the recommendation of the DMC, we terminated the study following notification provided to the FDA. At this time, we do not expect to resume clinical development of senicapoc as a potential treatment for sickle cell disease.

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

We recently completed a Phase I multiple dose escalation study of senicapoc to explore doses higher than those used in previous clinical trials, and are planning to initiate a Phase II proof-of-concept study of senicapoc for the treatment of asthma. Analyses of data from this planned Phase II trial or data from future trials may reveal information that leads us to discontinue development of senicapoc in asthma or other indications.

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to two such collaborations, with Pfizer and Astellas. In 2007, research funding from our collaboration with McNeil accounted for 79% of our total net revenues and research funding from our collaboration with Pfizer accounted for 21% of our total net revenues. Our collaboration with McNeil terminated effective September 18, 2007. Our collaboration with Bristol-Myers Squibb concluded in the third quarter of 2007 upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. Research funding under our collaboration agreement with Astellas has ended, and the substantial majority of our research funding under our collaboration with Pfizer is scheduled to end in the third quarter of 2009. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

We do not currently own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices, or cGMP, regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing the lead compounds, including ICA-105665, that we are developing for the treatment of epilepsy and neuropathic pain, or senicapoc, that we are developing for the treatment of asthma, for our preclinical studies or clinical trials should cease to continue to do so for any reason, we expect that we would experience delays in advancing these trials while we identify and qualify replacement suppliers.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. We rely on Quintiles Transnational Corp. for the performance of some of our clinical trials. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles Transnational Corp., and PharmaBio Development Inc. d/b/a NovaQuest, the holder of approximately 4% of our outstanding capital stock, is a wholly owned subsidiary of Quintiles Transnational Corp.

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

U.S. drug prices may be further constrained by possible Congressional action regarding drug reimportation into the United States. Some proposed legislation would allow the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. Some governmental authorities in the U.S. are pursuing lawsuits to obtain expanded reimportation authority. Such legislation, regulations, or judicial decisions could reduce the prices we receive for any products that we may develop, if approved, negatively affecting our revenues and prospects for profitability. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of reimportation, which could also reduce the revenue we generate from our product sales. Even without legislation authorizing reimportation, patients have been purchasing prescription drugs from Canadian and other non-United States sources, which has reduced the price received by pharmaceutical companies for their products.

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

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 2,668,172 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 5,847,953 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 8,516,125 shares to Pfizer, who owns approximately 18% of our common stock as of July 31, 2008, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

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

As of July 31, 2008, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 50% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2008, we had 46,866,369 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 11,200,000 shares of our common stock, which include the 8,516,125 shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the second quarter of 2008.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of our share of common stock in the second quarter of 2008.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2008, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1.	Election of three Class I directors for the next three years (there were no abstentions or broker non-votes in connection with the election of directors):

	For	Withheld
Anthony B. Evnin, Ph.D.	32,922,667	2,784,070
Dennis B. Gillings, CBE, Ph.D.	34,741,868	964,869
Martin A. Simonetti	35,390,936	315,801

In addition to the directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: André L. Lamotte, Sc.D., Richard G. Morrison, Ph.D., Charles A. Sanders, M.D., Adeoye Y. Olukotun, M.D., MPH, FACC and P. Kay Wagoner, Ph.D.

2.	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
35,350,330	52,458	303,949	N/A

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
Richard D. Katz, M.D.
Executive Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: August 6, 2008

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Master Services Agreement, dated June 25, 2008, between the Registrant and Quintiles, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.