Form 10-Q
period 2008-09-30
ICAGEN INC
filed 2008-11-10
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2008, there were outstanding 46,904,839 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS - UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,702	$43,513
Accounts receivable	129	53
Prepaid expenses and other	953	774

Total current assets	39,784	44,340

Non-current assets:
Property and equipment, net	2,748	1,736
Technology license and related costs, net of accumulated amortization of $429 and $393 as of September 30, 2008 and December 31, 2007, respectively	429	465
Deposits and other	105	116

Total assets	$43,066	$46,657

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,898	$2,633
Accrued expenses	456	866
Current portion of deferred revenue	6,878	7,375
Current portion of equipment debt financing	692	570

Total current liabilities	9,924	11,444
Deferred revenue, less current portion	113	3,710
Equipment debt financing, less current portion	1,086	757
Other non-current liabilities	378	62

Total liabilities	11,501	15,973
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value; 120,000,000 authorized at September 30, 2008 and December 31, 2007; 46,904,839 and 40,870,619 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	47	41
Additional paid-in capital	154,073	142,268
Accumulated deficit	(122,555)	(111,625)

Total stockholders’ equity	31,565	30,684

Total liabilities and stockholders’ equity	$43,066	$46,657

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collaborative research and development revenues:
Research and development fees	$2,944	$11,953	$8,768	$14,508
Reimbursed research and development costs	185	917	513	3,734

Total collaborative research and development revenues	3,129	12,870	9,281	18,242
Operating expenses:
Research and development	5,624	6,395	16,717	22,456
General and administrative	1,254	1,329	4,289	4,393

Total operating expenses	6,878	7,724	21,006	26,849

(Loss) income from operations	(3,749)	5,146	(11,725)	(8,607)
Other income (expense):
Interest income	226	501	937	1,414
Interest expense	(49)	(35)	(142)	(134)

Total other income, net	177	466	795	1,280

(Loss) income before income taxes	(3,572)	5,612	(10,930)	(7,327)
Income taxes	—	—	—	—

Net (loss) income	$(3,572)	$5,612	$(10,930)	$(7,327)

(Loss) income per common share:
Basic	$(0.08)	$0.14	$(0.24)	$(0.20)

Diluted	$(0.08)	$0.13	$(0.24)	$(0.20)

Shares used in calculation of net (loss) income per common share:
Basic	46,885,500	39,245,452	45,920,399	36,298,526

Diluted	46,885,500	41,623,856	45,920,399	36,298,526

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(10,930)	$(7,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	586	590
Amortization of technology licenses and related costs	36	105
Stock-based compensation	1,797	1,984
Write-off of technology license and related costs	—	1,562
Changes in operating assets and liabilities:
Accounts receivable	(76)	(1,116)
Prepaid expenses and other current and non-current assets	(168)	646
Accounts payable and accrued expenses	(1,145)	(1,669)
Other liabilities	278	19
Deferred revenue	(4,094)	76

Net cash used in operating activities	(13,716)	(5,130)

Investing activities
Acquisition of property and equipment	(1,598)	(220)
Proceeds from the sale of equipment	—	2

Net cash used in investing activities	(1,598)	(218)

Financing activities
Proceeds from sale of common stock and warrants, net of issuance costs	9,994	26,578
Proceeds from equipment debt financing	1,021	121
Payments on equipment debt financing	(570)	(525)
Proceeds from exercise of stock options and warrants	58	168

Net cash provided by financing activities	10,503	26,342

(Decrease) increase in cash and cash equivalents	(4,811)	20,994
Cash and cash equivalents at beginning of period	43,513	25,131

Cash and cash equivalents at end of period	$38,702	$46,125

Supplemental disclosure of cash flow information
Cash paid for interest	$145	$129

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

September 30, 2008

(unaudited)

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs. The Company is conducting research and development activities in a number of disease areas, including epilepsy, asthma, pain and inflammation.

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

During the second quarter of 2008, the Internal Revenue Service, (the “IRS”), notified the Company that it had been selected for a routine audit of the Company’s 2005 U.S. Federal income tax return. The Company expects that this audit will be completed in the next three months. To date, there have been no proposed adjustments that would have a material effect upon the Company’s financial position or results of operations.

Net (Loss) Income Per Share

The Company computes net (loss) income per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net (loss) income per share (“Basic EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share (“Diluted EPS”) is computed by dividing net (loss) income by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options, shares issuable upon the vesting of restricted stock units and shares issuable upon the exercise of warrants. For the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, Diluted EPS is identical to Basic EPS because common share equivalents, including all of the Company’s outstanding stock options, outstanding restricted stock units and outstanding warrants, are excluded from the calculation, as their effect is antidilutive.

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

The weighted average anti-dilutive shares for the three and nine month periods ended September 30, 2008 and September 30, 2007 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Outstanding common stock options	5,679,711	2,837,847	5,621,378	5,029,221
Restricted stock units	584,397	231,508	595,005	262,209
Outstanding warrants	5,218,920	—	5,218,920	4,763,065

Total	11,483,028	3,069,355	11,435,303	10,054,495

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

2. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), using the modified prospective method. The Company recognized stock-based compensation expense of $479,000, $661,000, $1,797,000 and $1,984,000 during the three and nine months ended September 30, 2008 and 2007, respectively.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. We are conducting research and development activities in a number of disease areas, including epilepsy, asthma, pain and inflammation.

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

Since our inception, we have incurred substantial losses and, as of September 30, 2008, we had an accumulated deficit of $122.6 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

Recent Developments

In October 2008, we announced the initiation of our Phase II proof-of-concept clinical trial to evaluate the safety and efficacy of senicapoc, our novel orally available small molecule inhibitor of the KCa3.1 potassium ion channel, in patients with allergic asthma. Results from a preclinical study demonstrated the ability of senicapoc to reverse allergen-induced increases in airway resistance and airway hyper-reactivity. Allergen-induced increases in airway resistance and airway hyper-reactivity refer to a deterioration in lung function following inhalation of a substance that causes an allergic reaction. The objective of the current trial is to confirm these positive results in a clinical setting.

In August 2008, we were notified by Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co., Ltd., or Astellas, that, following further evaluation of certain compounds discovered in collaboration with us for the chronic treatment of memory loss associated with aging, such as occurs in dementia, including Alzheimer’s disease, it has decided not to pursue their further development. As a result of this decision, our collaboration with Astellas has now concluded.

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

Revenue Recognition

In connection with our research and development collaborations, we recognize revenues from non-refundable upfront license fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to our collaboration with Pfizer Inc, or Pfizer, this period is the initial two-year research term of the collaboration. With respect to our former collaboration with McNeil Pediatrics Division (formerly McNeil Consumer & Specialty Division) of McNeil-PPC, Inc., a subsidiary of Johnson & Johnson, or McNeil, this period was the estimated service period of the agreement, which initially was through the expiration of the last-to-expire patent covered by the agreement in 2019. Due to the termination of the McNeil agreement as of September 18, 2007, we revised our estimate of the substantive service obligations of the contract from June 2019 to September 2007 to coincide with the September 18, 2007 contract termination date. Accordingly, we recognized the remaining $10.4 million unamortized balance of the $15 million upfront license fee and milestone payment from McNeil as revenue in the third quarter of 2007.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $9.7 million, or 76%, to $3.1 million for the three months ended September 30, 2008 from $12.9 million for the three months ended September 30, 2007. This decrease reflects a $11.4 million decrease due to the termination of the McNeil collaboration during the third quarter of 2007, partially offset by a $1.6 million increase in revenue from our Pfizer collaboration. As a result of the termination of the McNeil collaboration during the third quarter of 2007, the remaining balance of $10.4 million of deferred revenue associated with the collaboration as of June 30, 2007 was recognized as revenue during the third quarter of 2007.

Research and Development Expense

Research and development expense decreased by $771,000, or 12%, to $5.6 million for the three months ended September 30, 2008 from $6.4 million for the three months ended September 30, 2007. The decrease was due primarily to a decrease of $1.7 million in expense related to the development of senicapoc for the treatment of sickle cell disease as a result of the termination of the Phase III trial of senicapoc, a decrease of $406,000 in license fee expense, a decrease of $125,000 in equity compensation expense and a decrease of $111,000 in expenses associated with our pharmacology studies. This decrease was partially offset by an increase of $590,000 in expenses associated with our epilepsy and neuropathic pain program, an increase of $529,000 in expenses related to the development of senicapoc for asthma, an increase in patent expense of $190,000 and an increase of $152,000 related to salary and benefits expense.

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

	Three months ended September 30,		Cumulative from Inception
Development Program	2008	2007
	(in thousands)
Senicapoc	$555	$1,717	$48,348
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	1,112	524	16,940

Total	$1,667	$2,241	$65,288

General and Administrative Expense

General and administrative expense decreased by $75,000, or 6%, to $1.3 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007. The decrease was due primarily to a decrease in the aggregate of $219,000 related to decreases in equity compensation expense, audit and tax expense, and insurance expense, partially offset by an increase in the aggregate of $148,000 related to business development expense and tax expense.

Interest Income and Interest Expense

Interest income decreased $275,000, or 55%, to $226,000 for the three months ended September 30, 2008, from $501,000 for the three months ended September 30, 2007. The decrease in interest income was attributable to decreased interest rates.

Interest expense increased $14,000, or 40%, to $49,000 for the three months ended September 30, 2008 from $35,000 for the three months ended September 30, 2007. The increase in interest expense was attributable to increased average borrowings under our equipment debt financing.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $9.0 million, or 49%, to $9.3 million for the nine months ended September 30, 2008 from $18.2 million for the nine months ended September 30, 2007. This decrease was due to a $16.7 million decrease in revenue due to the termination of the McNeil collaboration, partially offset by an increase in revenue of $7.8 million from our Pfizer collaboration. As a result of the termination of the McNeil collaboration during the third quarter of 2007, the remaining balance of $10.4 million of deferred revenue associated with the collaboration as of June 30, 2007 was recognized as revenue during the third quarter of 2007.

Research and Development Expense

Research and development expense decreased by $5.7 million, or 26%, to $16.7 million for the nine months ended September 30, 2008 from $22.5 million for the nine months ended September 30, 2007. The decrease was due primarily to a decrease of $7.2 million in expense related to the development of senicapoc for the treatment of sickle cell disease as a result of the termination of the Phase III trial of senicapoc, a decrease of $1.6 million in expense related to the 2007 write-off of the capitalized payments that had been made to Children’s Medical Center Corporation, or CMCC, in connection with the McNeil collaboration due to the McNeil contract termination, a decrease of $352,000 in license fee expense, a decrease of $281,000 in equity compensation expense and a decrease of $149,000 in expenses associated with our pharmacology studies. This decrease was partially offset by an increase of $1.4 million in expenses associated with our epilepsy and neuropathic pain program, an increase of $1.1 million in expenses related to the development of senicapoc for asthma, an increase of $607,000 related to salary and benefits expense, an increase in patent expense of $473,000, an increase in rent and maintenance expense of $171,000 and an increase of $134,000 in lab supplies expense.

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

	Nine months ended September 30,		Cumulative from Inception
Development Program	2008	2007
	(in thousands)
Senicapoc	$1,107	$7,243	$48,348
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	3,628	2,316	16,940

Total	$4,735	$9,559	$65,288

General and Administrative Expense

General and administrative expense decreased by $104,000, or 2%, to $4.3 million for the nine months ended September 30, 2008 from $4.4 million for the nine months ended September 30, 2007. The decrease was due primarily to a decrease of $207,000 in legal expense, a decrease of $160,000 in insurance expense, and a decrease of $86,000 in auditing and tax expense, partially offset by an increase of $164,000 in business development expense, an increase of $94,000 in equity compensation expense and an increase in the aggregate of $74,000 related to consulting fees and tax expense.

Interest Income and Interest Expense

Interest income decreased $477,000, or 34%, to $937,000 for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007. The decrease in interest income was attributable to lower interest rates during the period.

Interest expense increased $8,000, or 6%, to $142,000 for the nine months ended September 30, 2008 from $134,000 for the nine months ended September 30, 2007. The increase in interest expense was attributable to increased average borrowings under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At September 30, 2008, our cash and cash equivalents were $38.7 million as compared to $43.5 million at December 31, 2007. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

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

Cash Flows

Net cash used in operating activities was $13.7 million for the nine months ended September 30, 2008. This reflects a net loss of approximately $10.9 million, a decrease of approximately $4.1 million in deferred revenue, a decrease of approximately $1.1 million in accounts payable and accrued expenses and an increase of approximately $168,000 in prepaid expenses and other current and non-current assets. These amounts were partially offset by $1.8 million of non-cash expenses related to stock-based compensation, $586,000 of non-cash expenses for depreciation and amortization of property and equipment and an increase of approximately $278,000 in other liabilities.

Net cash used in investing activities in the nine months ended September 30, 2008 was $1.6 million, consisting of the purchase of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2008 was $10.5 million and consisted of $10.0 million in net proceeds from the Pfizer equity investment completed in February 2008 and $1.0 million in proceeds from equipment debt financing, partially offset by $570,000 in principal repayments related to our equipment debt financing.

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

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future. We believe our existing cash and cash equivalents, including the gross proceeds of approximately $22.0 million from our private placement completed in February 2007, the $12.0 million up-front license fee from Pfizer received in August 2007 and the gross proceeds of approximately $15.0 million from the Pfizer equity investments completed in August 2007 and February 2008 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements through the first quarter of 2010. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaboration with Pfizer; and

•	our ability to establish and maintain additional collaborations.

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

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, especially in light of the current economic climate. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes six revised risk factors (“If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business;” “We depend heavily on the success of our most advanced internal product candidates, ICA-105665 and our other lead compounds for epilepsy and neuropathic pain and senicapoc for asthma, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed;” “We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans;” “We depend significantly on collaborations with third parties to discover, develop and commercialize some of our product candidates;” “If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired;” and “If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect or fail to comply with all applicable regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business may suffer.”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of September 30, 2008, we had an accumulated deficit of $122.6 million. We have incurred losses in each year since our inception in 1992. Our net losses were $10.9 million for the nine months ended September 30, 2008, $10.9 million in 2007, $24.8 million in 2006 and $20.2 million in 2005. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the gross proceeds of approximately $10.0 million from our exercise of the equity put option with Pfizer in February 2008, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements through the first quarter of 2010. Our future capital requirements will depend on many factors, including:

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaboration with Pfizer; and

•	our ability to establish and maintain additional collaborations.

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

Nasdaq has temporarily suspended enforcement of the minimum bid price requirement through January 19, 2009 due to current economic conditions. However, it is possible that after Nasdaq resumes enforcement of the requirement on January 20, 2009, the minimum bid price of our common stock could again fall below the required level for 30 consecutive business days such that we are no longer in compliance. We may seek shareholder approval to effect a reverse stock split to prevent our common stock from dropping below the minimum bid price requirement; however, a reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, particularly in recent months due to the turmoil in world financial markets. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and neuropathic pain and senicapoc are at an early stage. We filed an Investigational New Drug, or IND, and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. We filed an IND for senicapoc as a potential treatment for asthma during the fourth quarter of 2007 and initiated a Phase I multiple dose escalation study to explore doses higher than those used in previous clinical trials for sickle cell disease during the first quarter of 2008. This trial was completed during the third quarter of 2008. In October 2008, we initiated a Phase II proof-of-concept clinical trial in patients with allergic asthma to evaluate the safety and efficacy of senicapoc. Previously we had conducted a pivotal Phase III clinical trial of senicapoc for the chronic treatment of sickle cell disease. Following a planned meeting in April 2007, the Data Monitoring Committee, or DMC, recommended that the clinical trial be terminated because of the low probability of achieving a reduction in crisis rate, the primary endpoint. In accordance with the recommendation of the DMC, we terminated the study following notification provided to the FDA. At this time, we do not expect to resume clinical development of senicapoc as a potential treatment for sickle cell disease.

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

We recently completed a Phase I multiple dose escalation study of senicapoc to explore doses higher than those used in previous clinical trials, and in October 2008 initiated a Phase II proof-of-concept study of senicapoc in patients with allergic asthma. Analyses of data from this planned Phase II trial or data from future trials may reveal information that leads us to discontinue development of senicapoc in asthma or other indications.

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to one such collaboration with Pfizer. In 2007, research funding from our collaboration with McNeil accounted for 79% of our total net revenues and research funding from our collaboration with Pfizer accounted for 21% of our total net revenues. Our collaboration with McNeil terminated effective September 18, 2007. Our collaboration with Bristol-Myers Squibb concluded in the third quarter of 2007 upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. Research funding under our collaboration agreement with Astellas has ended, and the substantial majority of our research funding under our collaboration with Pfizer is scheduled to end in the third quarter of 2009. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 2,668,172 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 5,847,953 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 8,516,125 shares to Pfizer, who owns approximately 18% of our common stock as of October 31, 2008, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

In accordance with the purchase agreement for the equity investment by Pfizer, we have agreed to file, at any time after August 20, 2008, upon the request of Pfizer, a registration statement with the SEC covering the resale of the aggregate number of shares issued pursuant to the purchase agreement. Upon such registration of the shares issued in the equity investment by Pfizer, these shares will become generally available for immediate resale in the public market. In addition, Pfizer may sell these shares prior to their registration in transactions exempt from registration under the Securities Act. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market or if Pfizer decides to sell our shares of common stock.

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

As of October 31, 2008, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 57% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2008, we had 46,904,839 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 11,200,000 shares of our common stock, which include the 8,516,125 shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the third quarter of 2008.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of our shares of common stock in the third quarter of 2008.

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

Date: November 10, 2008

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