Form 10-K
period 2008-12-31
ICAGEN INC
filed 2009-03-16
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-50676

Icagen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-1785001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4222 Emperor Boulevard, Suite 350

Durham, North Carolina 27703

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (919) 941-5206

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	The Nasdaq Global Market
(Title of class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2008, was approximately $44,044,124 based on the closing sale price of the common stock on such date as reported on the Nasdaq Global Market. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on February 28, 2009 was 46,995,276.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders scheduled to be held on June 2, 2009, or the 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2009 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

Icagen and our logo are our trademarks. Each of the other trademarks, trade names or service marks appearing in this report belongs to its respective holder.

ICAGEN, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. Our two most advanced programs are:

•	ICA-105665 for epilepsy and neuropathic pain, for which we are conducting a Phase I multiple ascending dose study in healthy volunteers and epilepsy patients; and

•	Senicapoc, previously referred to as ICA-17043, for asthma, for which we are conducting two Phase II proof-of-concept clinical trials.

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

Complementary to our target class approach is our expertise across the therapeutic areas that are the focus of our current research efforts. Not only do we have a deep understanding of the functional activity of our ion channel targets, but we also understand the role that these targets play in the relevant physiologic system. For example, much of our current research efforts are focused on disorders of the central and peripheral nervous system. To understand the role of ion channels in these systems and in the disease areas of interest to us, we have developed the capability to study our targets in a variety of in vitro and in vivo models. These models include cell-based assays, tissue-based assays, and complex animal models of seizure and pain disorders. We combine our expertise in ion channel targets with our capabilities in systems-based biology and understanding of physiologic systems to identify attractive opportunities for therapeutic intervention.

Using our drug discovery and development approach, we have:

•	developed two clinical stage programs with what we believe are novel chemical entities;

•	established an ongoing collaboration with a leading pharmaceutical company; and

•	developed ongoing research stage programs spanning multiple and diverse therapeutic areas and providing us with a pipeline of compounds that modulate ion channel targets.

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

Build and advance our product candidate pipeline. Through our ion channel drug discovery and development programs, we have created a pipeline of drug candidates that address diseases with significant unmet medical need and commercial potential across a range of therapeutic areas. Either through our internal efforts or through one or more collaborations, we plan to pursue the development and commercialization of these drug candidates, including ICA-105665 and the lead compounds that we are developing for the treatment of epilepsy and neuropathic pain, and senicapoc, which we are developing for asthma. We believe that the breadth of our capabilities in ion channel drug discovery technology will enable us to continue to identify and develop additional drug candidates on an efficient and rapid basis. In addition to developing drug candidates internally, we continue to evaluate opportunities to in-license promising compounds and technologies.

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

Product Candidate/Indication	Development Phase	Commercialization Rights	Status
ICA-105665 for epilepsy and neuropathic pain	Phase I	Icagen	Phase I multiple ascending dose study in progress

Senicapoc for asthma	Phase II	Icagen	Phase II proof-of-concept studies in progress

ICA-105665 and our other Lead Compounds for Epilepsy and Neuropathic Pain

Our most advanced compound for the treatment of epilepsy and neuropathic pain is ICA-105665, for which we are currently conducting a Phase I multiple ascending dose study. ICA-105665 targets specific potassium channels, which are located primarily on the membrane of nerve cells, or neurons, present in particular regions of the central and peripheral nervous system. In addition, we have identified several lead compounds that also target these channels. We have retained all worldwide rights to these compounds.

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

Market opportunity and current treatment. According to Datamonitor, over 1.5 million patients in the United States, Japan, the United Kingdom, France, Germany, Italy and Spain are estimated to suffer from neuropathic pain, and the neuropathic pain market is estimated to be worth $2.6 billion across these markets in 2007. A variety of drugs are used for the treatment of neuropathic pain, including some anticonvulsants, tricyclic antidepressants and antiarrhythmics.

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

ICA-105665 and Other Lead Compounds. ICA-105665 and our other lead compounds target particular potassium ion channels that are expressed in the central nervous system, including regions linked to seizure disorders such as the cortex, hippocampus and thalamus, and in pain pathways in the central and peripheral nervous system. In preclinical studies, these compounds:

•

increased the activity of the target potassium channels in a selective and specific manner in vitro, thereby increasing the outflow of positively charged potassium ions from the nerve cell and decreasing excessive electrical activity;

•	demonstrated broad spectrum anti-epileptic activity, including activity in animal models of partial seizures, generalized seizures and treatment-resistant seizures; and

•	demonstrated activity in several animal models of neuropathic pain, including the Chung model, which is one of the most predictive models of neuropathic pain.

During the third quarter of 2007, the Company initiated a single ascending dose Phase I clinical trial of ICA-105665 to assess the safety, tolerability and pharmacokinetics of this novel compound in healthy volunteers. Nine cohorts of healthy volunteers were studied at doses ranging from 30mg to 400mg administered orally. ICA-105665 was well tolerated at all dose levels. There were no serious adverse events, no dose limiting toxicities, and no dropouts from this study. Pharmacokinetics were linear, dose proportional, and consistent with the potential for twice daily dosing.

During the second quarter of 2008 the Company initiated a multiple ascending dose Phase I clinical trial of ICA-105665 to further assess the safety, tolerability and pharmacokinetics of this novel compound. Three cohorts of healthy volunteers were studied at doses of 50mg, 100mg and 200mg administered orally twice daily for a period of seven days. ICA-105665 was well tolerated at all dose levels. There were no serious adverse events, no dose limiting toxicities, and no dropouts from this portion of the study. Pharmacokinetics were linear, dose proportional, and consistent with the potential for twice daily dosing. In order to assess the safety, tolerability and pharmacokinetics of ICA-105665 in the target population, the study was subsequently expanded to include patients with epilepsy. Based upon study results to date, there were no serious adverse events, no dose limiting toxicities and no dropouts from this portion of the study. Full results from this study are expected to be available in the second quarter of 2009.

In March 2009, the Company discussed its plans for the further development of ICA-105665 with the FDA. The FDA agreed with the Company’s plans to proceed with a proof-of-concept study in pain. The Company is planning to conduct its epilepsy proof-of-concept study in patients with photosensitive seizures. The FDA requested that the Company submit the protocol for this study to the FDA for approval prior to initiating the study.

No assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical studies does not mean that subsequent clinical trials will confirm the earlier findings.

Senicapoc for Asthma

Senicapoc is a novel small molecule potassium channel inhibitor that we are developing for the treatment of asthma, for which we are currently conducting two Phase II proof-of-concept studies. Senicapoc targets a particular potassium channel that is expressed on a number of cells believed to be important in the pathogenesis of asthma, including various cells of the immune and inflammatory system and airway epithelial cells. Senicapoc is taken orally and is being developed for once-a-day dosing. We retain all worldwide rights to senicapoc.

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

Senicapoc. Senicapoc is a novel small molecule ion channel inhibitor that targets a particular potassium channel that is expressed on a number of cells believed to be important in the pathogenesis of asthma, including mast cells, macrophages, eosinophils and airway epithelia. We submitted an Investigational New Drug Application, or IND, for the use of senicapoc for the treatment of asthma during the fourth quarter of 2007. During 2008 we conducted a multiple ascending dose study in healthy volunteers to explore higher doses than those used previously in our clinical trials of senicapoc for sickle cell disease. Four cohorts of healthy volunteers were studied at doses of 15mg, 20mg, 30mg and 40mg administered orally once daily for periods ranging from seven to twenty-eight days. In this study, senicapoc was well tolerated with no serious adverse events, no dose limiting toxicities, and no dropouts. Pharmacokinetics were linear, dose proportional, and consistent with the potential for once daily dosing.

In October 2008 the Company initiated a Phase II proof-of-concept clinical trial to evaluate the safety and efficacy of senicapoc in patients with allergic asthma. This Phase II trial is a double-blind, placebo-controlled, parallel group study that is designed to assess the safety and efficacy of senicapoc on pulmonary function in patients with allergic asthma following exposure to an allergen. Approximately 30 patients from two clinical research centers in the United Kingdom are being randomized (1:1) to receive senicapoc or placebo once a day for two weeks. Patients receiving senicapoc are receiving 40mg once daily following an initial loading dose. The primary efficacy analysis is the comparison between treatment arms of the late asthmatic response following inhalation of an allergen, as measured by the percent change in Forced Expiratory Volume 1, or FEV1, the amount of air that can be forcefully exhaled in one second. FEV1 is a standard, commonly used test to measure lung function.

In March 2009, the Company initiated a second Phase II proof-of-concept study in patients with exercise-induced asthma. This double-blind, placebo-controlled, parallel group study is designed to assess the safety and efficacy of senicapoc on pulmonary function in patients with exercise-induced asthma. Aggravation of asthma symptoms upon exercise is a common finding for many asthma patients. Approximately 60 patients from approximately 15 clinical research centers in the United States will be randomized (1:1) to receive senicapoc or placebo once a day for four weeks. Patients receiving senicapoc will receive 40mg once daily following an initial loading dose. The primary efficacy analysis is the comparison between treatment arms in the percent change in FEV1 following exercise.

A sheep model demonstrating naturally occurring bronchoconstriction and airway hyperreactivity in response to exposure to a certain antigen was used in preclinical efficacy studies. Following exposure to the natural antigen, this model demonstrates an early and a late antigen response characterized by increases in airway resistance and airway hyperreactivity. In controlled studies conducted in this model, senicapoc was demonstrated to reduce the antigen induced changes in both late phase airway resistance and airway hyperreactivity following intravenous, inhalation and oral administration. These results were statistically significant. Furthermore, in the intravenous study, in which two different doses were tested, the results were dose dependent and at the high dose, there was additionally a statistically significant reduction in the early phase airway resistance.

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

However, adverse events, if any, with long-term chronic use of the doses we may use in the asthma studies may be different from those observed in prior long-term studies. Furthermore, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical studies does not mean that subsequent clinical trials will confirm earlier findings.

Research Programs

We believe that many of the ion channel targets we have identified offer opportunities to discover and develop novel therapies for a wide range of human diseases. We are currently pursuing research programs in two principal areas: pain disorders and inflammatory disorders. In each of these programs we have identified multiple ion channel targets that have been validated through preclinical research and compounds with demonstrated in vitro and, in many cases, in vivo activity. We also intend to initiate new research programs in disease areas in which we believe that our approach offers clinically meaningful therapeutic advantages and for which there is a significant unmet medical need and commercial opportunity.

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

Program Status. We have identified several ion channel targets that are expressed in pain pathways in both the central and peripheral nervous system. For several of these targets, we have identified lead compounds with in vivo efficacy in animal models of pain disorders. In August 2007, we entered into a collaborative research and license agreement with Pfizer with respect to three of these sodium channel targets. See “Our Collaborations—Pfizer” below for a description of our collaboration with Pfizer.

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

Program Status. We have completed profiling the distribution of all human ion channels known to us in various cells of the immune system. As a result, we have identified several ion channel targets that are expressed at high levels in some immune system cells and that may play an important role in modulating the inflammatory response. We have discovered compounds that are active in vitro against some of these targets, leading to decreases in calcium entry into immune system cells, decreases in immune system cell proliferation, decreases in immune system cell migration into tissues and other measures of inflammatory responses. We have also demonstrated effects of some of our compounds in animal models of inflammatory diseases.

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

Comprehensive Library of Ion Channel Genes

As the foundation of our ion channel focused drug discovery efforts, we have cloned over 300 human ion channel genes, which we believe represent substantially all of the human ion channel genome. We have approximately 900 cell lines comprising many of these genes in a variety of specific configurations which mimic native channels in the human body. We also have developed a substantial number of cell lines that we can use as functional screening assays. This comprehensive library of clones, cell lines and assays enables us to:

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

Extensive Library of Ion Channel Focused Small Molecules

We have developed an extensive library of approximately 250,000 small molecules that have been selected for potential activity at ion channel targets. We have used our experience in working across a range of different ion channel targets to develop this library. We have found that some families of compounds show increased levels of activity against particular classes of ion channels. Through our synthetic medicinal chemistry efforts, combined with our proprietary computational chemistry technology, we continually enrich and expand our small molecule compound library with compounds that have demonstrated activity at ion channel targets.

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

Our Collaborations

A key element of our strategy is to establish strategic collaborations with leading pharmaceutical and biotechnology companies. We currently have one active collaboration with Pfizer. Our collaboration with Astellas Pharma Inc., formerly Yamanouchi Pharmaceutical Co, Ltd., concluded in 2008. Two of our collaborations, with McNeil Pediatrics Division (formerly the McNeil Consumer & Specialty Pharmaceuticals Division) of McNeil PPC, Inc., a subsidiary of Johnson & Johnson, and Bristol-Myers Squibb Company, concluded in 2007. Our past and present collaborators have devoted substantial scientific and financial resources to our joint discovery efforts.

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

In March 2008, we and Pfizer entered into a collaboration with the laboratory of Professor B. A. Wallace at Birkbeck College, University of London, to study the structural biology of sodium channels. This three party relationship was created to support our collaboration with Pfizer. In connection with the Birkbeck collaboration, we also entered into a supplemental agreement with Pfizer that requires Pfizer to reimburse us for certain equipment to be used in the collaboration and to pay us for additional research and development services over a two year term. We are also contributing services to the collaboration.

Astellas

We had previously collaborated with Astellas to discover small molecule ion channel inhibitors that target a particular potassium channel located on the membrane of neurons in the hippocampus, a region of the brain that has been demonstrated to be important in the formation of memories and other central nervous system, or CNS, functions, as well as in certain other areas of the central nervous system. The research term of this collaboration agreement expired in December 2003. Astellas was evaluating certain of these compounds for the chronic treatment of memory loss associated with aging, such as occurs in dementia, including Alzheimer’s disease. We had previously considered developing certain of these compounds for certain other CNS indications, such as attention deficit/ hyperactivity disorder, or ADHD, and sleep disorders, but are no longer pursuing these indications.

During 2004, Astellas selected one of these compounds for advanced preclinical studies. During 2005, Astellas decided not to pursue further development of that particular compound but instead decided to develop other lead compounds. During the fourth quarter of 2007, Astellas notified us that it had decided not to continue the development of another of these lead compounds due to genotoxicity issues. During the third quarter of 2008, Astellas notified us that following further evaluation of certain compounds discovered in collaboration with us for the chronic treatment of memory loss associated with aging, such as occurs in dementia, including Alzheimer’s disease, it has decided not to pursue their further development. As a result of this decision, our collaboration with Astellas has now concluded.

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

Research and Development

For the years ended December 31, 2008, 2007 and 2006, we spent approximately $22.1 million, $27.9 million and $28.8 million, respectively, on research and development activities. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2008 – $12.3 million; 2007 – $21.1 million; and 2006 – $8.4 million. For more information regarding our research and development expenses, please see “Financial Operations Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of February 28, 2009, we owned approximately 60 United States patents and approximately 60 United States patent applications as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to the composition of matter, pharmaceutical formulations and methods of use of many of our compounds, including ICA-105665, the lead compound that we are developing for the treatment of epilepsy and neuropathic pain, and senicapoc. We consider two patents directed at senicapoc and the patent covering the chemotype which includes ICA-105665 to be material to our business.

The patent rights relating to senicapoc owned or licensed by us consist of two issued United States patents, one that expires in 2014 and a second, which is a composition of matter patent, that expires in 2019, and counterpart patents and patent applications in a number of other jurisdictions, including Europe and Japan. The patent rights relating to ICA-105665 and other lead compounds that we are developing for the treatment of epilepsy and neuropathic pain owned by us consist of two issued United States patents, one relating to composition of matter and one relating to method of use for pain, and one United States patent application relating to composition of matter, as well as counterpart patent applications in a number of other jurisdictions, including Europe and Japan. United States patents generally have a term of 20 years from the date of nonprovisional filing.

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

We rely upon our collaborator for support in advancing certain of our drug candidates and intend to rely on our collaborator for the commercialization of these products. Our collaborator may be conducting multiple product development efforts within the same disease area that is the subject of its agreement with us. Generally, our agreements with our collaborator do not preclude it from pursuing development efforts using a different approach from that which is the subject of our agreement with it. Therefore, any of our drug candidates may be subject to competition with a drug candidate under development by our collaborator.

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

Phase III trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population, typically at geographically dispersed clinical trial sites, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. Phase I, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the U.S. In addition, the Food and Drug Administration Amendment Act of 2007, or FDAAA, significantly expands the federal government’s clinical trial registry to cover more trials and more information, including information on the results of completed trials. The FDA, an IRB or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of research when the research is not being conducted in accordance with the IRB’s requirements or has been associated with unexpected serious harm to patients.

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

Under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized by the FDAAA, NDAs or supplements to NDAs for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the drug for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

Before approving an application, the FDA will inspect the facility or the facilities where the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable and satisfy the regulatory criteria for approval. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will issue a “complete response” letter, which outlines the deficiencies in the submission and when possible, recommends actions that the applicant might take to place the application in condition for approval. Such actions may include, among other things, conducting additional safety or efficacy studies after which the sponsor may resubmit the application for further review. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

New Legislation

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. For example, the FDAAA granted significant new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, the FDAAA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. In addition, it significantly expands the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties.

In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and development of our product candidates and any products that we may commercialize. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of any such changes may be.

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

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and products with a new active substance indicated for the treatment of certain diseases such as cancer, and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states, or Member States. All marketing authorizations for products designated as orphan drugs must be granted in accordance with the centralized procedure. The decentralized procedure provides for approval by one or more other, or concerned, Member States of an assessment of an application performed by one Member State, known as the reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State’s assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

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

Employees

As of February 28, 2009, we had a total of 73 employees, 70 of whom were full-time, including 30 with doctoral degrees. Of our workforce, 61 employees are engaged in research and development and 12 are engaged in business development, finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of Delaware in November 1992. Our principal executive offices are located at 4222 Emperor Boulevard, Suite 350, Durham, North Carolina 27703, and our telephone number is (919) 941-5206.

Available Information

We maintain a website at www.icagen.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission, or the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.icagen.com, or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of March 12, 2009 are as follows:

Name	Age	Position
P. Kay Wagoner, Ph.D.	60	President, Chief Executive Officer and Director

Richard D. Katz, M.D.	45	Executive Vice President, Finance and Corporate Development, Chief Financial Officer and Treasurer

Seth V. Hetherington, M.D.	56	Senior Vice President, Clinical and Regulatory Affairs

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

Richard D. Katz, M.D. Dr. Katz has been our executive vice president, finance and corporate development, chief financial officer and treasurer since March 2008. From April 2001 to March 2008, Dr. Katz was our senior vice president, finance and corporate development, chief financial officer and treasurer. From August 1996 to 2001, Dr. Katz worked in the Investment Banking Division of Goldman Sachs, an investment banking firm, most recently as a vice president in the Healthcare Group. Prior to joining Goldman Sachs, Dr. Katz earned a Masters in Business Administration from Harvard Business School where he graduated as a Baker Scholar. Dr. Katz earned his M.D. from the Stanford University School of Medicine and completed an internship in general surgery at the Hospital of the University of Pennsylvania. Dr. Katz received his A.B. in applied mathematics with high distinction from Harvard University.

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

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of December 31, 2008, we had an accumulated deficit of $126.4 million. We have incurred losses in each year since our inception in 1992. Our net losses were $14.8 million in 2008, $10.9 million in 2007 and $24.8 million in 2006. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as the scope of the clinical trials that we are conducting expands. In addition, subject to regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, particularly in the current economic environment. An inability to raise necessary funds would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that our existing cash and cash equivalents, including the gross proceeds of approximately $10.0 million from our exercise of the equity put option with Pfizer in February 2008, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements through the second quarter of 2010. Our future capital requirements will depend on many factors, including:

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

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may exacerbate the other risks that affect our business.

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, constraints in access to capital, extreme volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These economic conditions have had, and we expect will continue to have, an adverse impact on the pharmaceutical and biotechnology industries. Our business depends on our ability to raise substantial additional capital and to maintain and enter into new collaborative research, development and commercialization agreements with leading pharmaceutical and biotechnology companies. Current market conditions could impair our ability to raise additional capital when needed for our research and development programs, or on attractive terms. Our arrangements with collaborators typically require our collaborators to make a significant commitment of capital and other resources. Recent economic conditions may reduce the amount of discretionary investment that our current collaborator and prospective collaborators may have available to invest in our business. This may result in prospective collaborators electing to defer entering into collaborative agreements with us, or our existing collaborator choosing not to extend our existing collaboration when it expires. A reduction in research and development funding, even if economic conditions improve, would significantly adversely impact our business, operating results and financial condition.

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and abroad, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

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

The closing bid price of our common stock on the Nasdaq Global Market was $0.46 on March 12, 2009, and has been below $1.00 each trading day since November 10, 2008. Nasdaq has temporarily suspended enforcement of the minimum bid price requirement through April 19, 2009 due to current economic conditions. However, it is possible that after Nasdaq resumes enforcement of the requirement on April 20, 2009, the minimum bid price of our common stock could remain below the required level for 30 consecutive business days such that we are no longer in compliance. We may seek shareholder approval to effect a reverse stock split to prevent our common stock from dropping below the minimum bid price requirement; however, a reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and neuropathic pain and senicapoc are at an early stage. We submitted an IND and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. We submitted an IND for senicapoc as a potential treatment for asthma during the fourth quarter of 2007 and initiated a Phase I multiple dose escalation study to explore doses higher than those used in previous clinical trials for sickle cell disease during the first quarter of 2008. This trial was completed during the third quarter of 2008. In October 2008 we initiated a Phase II proof-of-concept clinical trial in patients with allergic asthma, and in March 2009, we initiated a Phase II proof-of-concept clinical trial in patients with exercise-induced asthma to evaluate the safety and efficacy of senicapoc. Previously we had conducted a pivotal Phase III clinical trial of senicapoc for the chronic treatment of sickle cell disease. Following a planned meeting in April 2007, the Data Monitoring Committee, or DMC, recommended that the clinical trial be terminated because of the low probability of achieving a reduction in crisis rate, the primary endpoint. In accordance with the recommendation of the DMC, we terminated the study following notification provided to the FDA. At this time, we do not expect to resume clinical development of senicapoc as a potential treatment for sickle cell disease.

If we are not successful in commercializing either or both of ICA-105665 or one of our other lead compounds for epilepsy and neuropathic pain or senicapoc for asthma, or are significantly delayed in doing so, our business will be materially harmed.

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

During 2008 we completed a Phase I multiple dose escalation study of senicapoc to explore doses higher than those used in previous clinical trials. In October 2008, we initiated a Phase II proof-of-concept study of senicapoc in patients with allergic asthma, and in March 2009, we initiated a Phase II study of senicapoc in patients with exercise-induced asthma. Analyses of data from these Phase II trials or data from future trials may reveal information that leads us to discontinue development of senicapoc in asthma or other indications.

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to one such collaboration with Pfizer. In 2008, research funding from our collaboration with Pfizer accounted for all of our net revenues. Our collaboration with McNeil terminated effective September 18, 2007. Our collaboration with Bristol-Myers Squibb concluded in the third quarter of 2007 upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. The substantial majority of our research funding under our collaboration with Pfizer is scheduled to end in the third quarter of 2009. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. A termination or expiration of our current collaboration with Pfizer or any potential future collaborations would adversely affect us financially and could harm our business reputation.

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

•

our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries. For example, in May 2004 our collaborator Yamanouchi signed a definitive merger agreement with Fujisawa Pharmaceutical Co., Ltd., which took effect on April 1, 2005, and Yamanouchi and Fujisawa were renamed Astellas Pharma Inc. As additional examples, during 2006

Johnson & Johnson acquired the Consumer Healthcare Business of Pfizer Pharmaceuticals, and integrated this unit with McNeil, and in January 2009, Pfizer announced its planned acquisition of Wyeth; and

•

the ability of our product candidates and products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products. For example, McNeil provided notification of termination of our collaboration, effective as of September 18, 2007. As another example, our collaboration with Bristol-Myers Squibb concluded upon notification by Bristol-Myers Squibb in the third quarter of 2007 that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation.

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

We do not currently own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing the lead compounds, including ICA-105665, which we are developing for the treatment of epilepsy and neuropathic pain, or senicapoc, which we are developing for the treatment of asthma, for our preclinical studies or clinical trials should cease to continue to do so for any reason, we expect that we would experience delays in advancing these trials while we identify and qualify replacement suppliers.

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

We rely heavily on independent clinical investigators, contract research organizations and other third-party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA closely monitors the progress of clinical trials that are conducted in the U.S., and the FDAAA significantly expands the federal government’s clinical trial registry to cover more trials and more information, including information on the results of completed trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

•	restrictions on such products, manufacturers or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	required labeling changes;

•	required post-marketing studies or clinical trials;

•	distribution and use restrictions;

•	voluntary recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

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

Coverage through the Medicare prescription drug benefit program may increase demand for our products, but participating suppliers are required to negotiate prices with drug procurement organizations on behalf of Medicare beneficiaries. These prices are likely to be lower than we might otherwise obtain. Future legislation might allow government agencies to negotiate prices directly with drug companies, which could lead to even lower prices. Drugs sold to state-operated Medicaid programs are subject to mandatory rebate agreements that require quarterly payments to states based on the drug’s average manufacturer price and best price. Private, non-governmental third-party payors frequently base their coverage policies and the prices they are willing to pay on the policies and payment rates under the Medicare and Medicaid programs.

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

U.S. drug prices may be further constrained by possible Congressional action regarding drug reimportation into the United States. Legislation proposed in past Congressional sessions would allow the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. Some governmental authorities in the U.S. are pursuing lawsuits to obtain expanded reimportation authority. Such legislation, regulations, or judicial decisions could reduce the prices we receive for any products that we may develop, if approved, negatively affecting our revenues and prospects for profitability. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of reimportation, which could also reduce the revenue we generate from our product sales. Even without legislation authorizing reimportation, patients have been purchasing prescription drugs from Canadian and other non-United States sources, which has reduced the price received by pharmaceutical companies for their products.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider retaining Dr. P. Kay Wagoner, our president and chief executive officer, to be key to our efforts to develop and commercialize our product candidates. All of our employees, other than Dr. Wagoner, Dr. Richard D. Katz and Dr. Seth V. Hetherington, are at-will employees and can terminate their employment at any time. Our employment agreements with Dr. Wagoner, Dr. Katz and Dr. Hetherington are terminable by them on short notice.

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

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 2,668,172 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 5,847,953 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 8,516,125 shares to Pfizer, which owns approximately 18% of our common stock as of February 28, 2009, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

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

As of February 28, 2009, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 64% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

Our corporate charter documents, our stockholder rights plan, Delaware law and our collaboration agreement with Pfizer contain provisions that may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

Provisions of our corporate charter and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our corporate charter. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

On December 2, 2008, we adopted a stockholder rights plan pursuant to which we issued a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record on December 15, 2008. Each right entitles stockholders to purchase one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at a price of $7.50, subject to adjustment under certain circumstances. Unless we redeem or exchange the rights at an earlier date, they will expire upon the close of business on the earlier of (1) December 2, 2018 or (2) December 2, 2009, if our stockholders do not approve the rights plan by that date.

The rights issued under our rights plan will automatically trade with the underlying common stock and will initially not be exercisable. If a person acquires or commences a tender offer for 15% (or in the case of Pfizer, which currently owns approximately 18% of our common stock, 20%) or more of our common stock in a transaction that was not approved by our board of directors, each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of our common stock for the $7.50 exercise price. If we are involved in a merger or other transaction with another company that is not approved by our board of directors, in which we are not the surviving corporation or which transfers more than 50% of our assets to another company, then each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of the acquiring company’s common stock for the $7.50 exercise price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Although we believe that our stockholder rights plan will help enhance our ability to negotiate with a prospective acquirer in order to ensure that all company stockholders realize the long-term value of their investment, it could have the effect of discouraging, delaying or preventing a change of control of our company, including under circumstances that some stockholders may consider favorable.

Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change of control of our company.

Pfizer has agreed to constitute and appoint our president and treasurer, and each of them, with full power of substitution, as the proxies of Pfizer with respect to matters on which Pfizer is entitled to vote as a holder of common stock, and authorize each of them to represent and to vote all of Pfizer’s shares with respect to matters other than a merger or acquisition of our company, the disposition of all or substantially all of our assets, or a change of control of our company. In addition, if on the record date for any vote of our common stock Pfizer holds greater than 10% of the outstanding shares of our common stock, with respect to any of Pfizer’s shares in excess of the number of shares equal to 10% of the outstanding shares of our common stock, Pfizer has agreed to constitute and appoint such persons as the proxies of Pfizer and authorize each of them to represent and to vote with respect to matters related to a merger or acquisition of our company, the disposition of all or substantially all of our assets, or a change of control of our company, in the same manner and in the same proportion as shares of common stock held by our other shareholders are voted on such matters. However, if both (1) we issue common stock that represents more than 10% of our then outstanding common stock to a third party strategic investor in connection with a collaboration agreement and (2) the voting rights granted to such third party contain fewer restrictions, then Pfizer’s voting rights shall be deemed to be automatically modified so as to make such rights no less favorable to Pfizer than those granted to the third party strategic investor. Pfizer will have significant influence over the outcome of a stockholder vote with respect to the approval of mergers or other business combination transactions. In addition, with respect to matters other than the approval of mergers or other business combination transactions, our management will control how Pfizer’s shares are voted and therefore may have significant influence over the outcome of a stockholder vote with respect to such matters.

A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 28, 2009, we had 46,995,276 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 11,200,000 shares of our common stock, which include the 8,516,125 shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

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

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has traded on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “ICGN” since our initial public offering, or IPO, on February 3, 2005. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for our common stock on the Nasdaq Global Market:

2007	High	Low
First Quarter	$3.09	$1.04
Second Quarter	$2.19	$1.20
Third Quarter	$2.80	$1.59
Fourth Quarter	$2.20	$1.42

2008	High	Low
First Quarter	$2.00	$1.36
Second Quarter	$1.74	$1.40
Third Quarter	$2.20	$0.95
Fourth Quarter	$1.28	$0.35

On February 28, 2009, there were 108 stockholders of record of our common stock. On February 27, 2009, the last sale price reported on the Nasdaq Global Market for our common stock was $0.46 per share.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from February 3, 2005, the date of our initial public offering, through December 31, 2008 with the cumulative total return on the Nasdaq Market Index and the Nasdaq Biotechnology Index. Each comparison assumes the investment of $100 on February 3, 2005 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

	February 3, 2005	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Icagen, Inc.	$100	$87.12	$107.53	$92.47	$88.36	$113.70	$68.49	$12.60	$13.84
The Nasdaq Market Index	100	97.11	100.49	104.99	107.95	114.50	106.88	111.15	119.14
The Nasdaq Biotechnology Index	100	91.20	97.27	115.68	120.14	124.22	112.03	117.41	119.84

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Icagen, Inc.	$22.05	$27.40	$27.40	$23.01	$22.19	$21.37	$13.42	$7.40
The Nasdaq Market Index	119.54	128.54	133.31	130.99	112.23	112.98	103.35	77.69
The Nasdaq Biotechnology Index	115.02	120.20	126.95	119.94	116.62	118.28	122.98	113.25

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

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the fourth quarter of 2008.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2008, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Selected statement of operations data:
Collaborative research and development revenues:
Research and development fees	$11,711	$17,383 (1)	$1,953	$4,454	$4,643
Reimbursed research and development costs	580	3,734	6,467	4,340	1,851

Total collaborative research and development revenues	12,291	21,117	8,420	8,794	6,494
Operating expenses:
Research and development	22,140	27,854	28,820	25,906	20,390
General and administrative	5,748	5,940	5,907	4,589	3,041

Total operating expenses	27,888	33,794	34,727	30,495	23,431

Loss from operations	(15,597)	(12,677)	(26,307)	(21,701)	(16,937)
Other income, net	782	1,792	1,499	1,452	214

Net loss	$(14,815)	$(10,885)	$(24,808)	$(20,249)	$(16,723)

Basic and diluted net loss per share attributable to common stockholders	$(0.32)	$(0.29)	$(1.12)	$(1.03)	$(10.61)

Weighted average common shares outstanding—basic and diluted	46,167,902	37,432,144	22,219,662	19,636,848	1,575,923

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Selected balance sheet data:
Cash and cash equivalents	$34,215	$43,513	$25,131	$47,763	$30,217
Working capital	26,429	32,896	19,571	42,394	26,756
Total assets	37,880	46,657	30,815	54,393	38,137
Equipment debt financing, less current portion	971	757	774	1,194	732
Accumulated deficit	(126,440)	(111,625)	(100,740)	(75,932)	(55,683)
Total stockholders’ equity	28,112	30,684	12,047	33,992	17,227

(1)	Amount includes $11.5 million of incremental revenue recognized as a result of the termination of the collaboration agreement with McNeil. The Company had recorded an upfront payment and a milestone payment from McNeil totaling $15.0 million as deferred revenue and was amortizing such deferred revenue over the original 15 year estimated service period of the contract. In June 2007, the Company revised its estimate of the term of its substantive obligations under the contract from ending in June 2019 to ending in September 2007. Accordingly, the Company recognized the remaining balance of deferred revenue in 2007 as the collaboration ended and the Company’s contractual obligations became complete.

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

Since our inception, we have incurred substantial losses and, as of December 31, 2008, we had an accumulated deficit of $126.4 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

The successful development of our product candidates is highly uncertain. We estimate that we will incur at least approximately $4.0 million over the course of the next year for the currently ongoing Phase I multiple ascending dose study and the planned proof-of-concept trials for ICA-105665. The actual amount of expenses is subject to a number of variables, including successful completion of the ongoing Phase I trial and the planned proof-of-concept trial in pain, as well as the approval by the FDA of a proposed proof-of-concept study in epilepsy. Additionally, we expect to incur at least approximately $3.0 million over the course of the next year to complete the two ongoing proof-of-concept trials of senicapoc for the treatment of asthma. The conduct of these programs beyond these proof-of-concept studies will be dependent upon the availability of additional capital or the formation of one or more new collaborations.

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

In connection with our research and development collaborations, we recognize revenues from non-refundable upfront license fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. Research and development services provided under our collaboration agreement with Pfizer are on a fixed fee basis. We recognize revenues associated with long-term, fixed fee contracts based on the performance requirements of the agreements and as services are performed. Our collaboration agreement with Pfizer allows for research term extensions upon mutually agreeable terms. We recognize revenues from contract extensions as we perform the extended services.

In connection with our collaboration with Pfizer, Pfizer paid us an initial upfront license fee of $12.0 million. We are recognizing this payment from Pfizer as revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, we recorded the $12.0 million upfront payment as deferred revenue, which we are amortizing to revenue over the initial two-year term of the research collaboration.

In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of senicapoc for sickle cell disease by the FDA. We recognized these payments from McNeil as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, we recorded both the $10.0 million upfront payment and the $5.0 million milestone payment as deferred revenue, which was amortized to revenue over our estimate of the substantive service obligations of the contract. We initially estimated these substantive service obligations to conclude on the expiration of the last-to-expire patent covered by the agreement in June 2019, but this estimate was later revised to September 2007 to coincide with the September 18, 2007 contract termination date. Accordingly, we recognized the remaining $12.5 million unamortized balance of the $15 million upfront license and milestone payment from McNeil as revenue during the year ended December 31, 2007. At the time of the execution of the agreement, we did not consider the achievement of the milestone above to represent a separate earnings process, and therefore we elected to treat this payment in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognize this payment as revenue when received.

We also recognize revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with our collaboration with Pfizer and with our cost sharing arrangement with McNeil, which terminated on September 18, 2007, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. We reflect the associated research costs in our research and development expense.

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

As of December 31, 2008, we had net operating loss carryforwards of approximately $110.2 million and research and development credit carryforwards of approximately $3.6 million for income tax purposes that begin to expire in the year 2011. Our orphan drug credit carryforwards of $12.4 million as of December 31, 2008 for income tax purposes begin to expire in 2020. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.

Financial Operations Overview

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for at least the next several years. To date, our revenue has been derived solely from our collaborations. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2008—$12.3 million; 2007—$21.1 million; and 2006—$8.4 million. During the year ended December 31, 2008, revenues from our collaboration with Pfizer accounted for all of our revenues, and currently we are only receiving research funding under our collaboration with Pfizer. Research funding under our collaboration with McNeil ended on September 18, 2007 and research funding under our collaboration agreements with Abbott ended on December 31, 2005.

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

We expense both internal and external research and development costs as incurred. Our collaborators have paid for a portion of our research and development expenses in each of the last three years. We expect that research and development expenditures will increase substantially after 2009 due to the following:

•	clinical studies of ICA-105665 for the treatment of epilepsy and neuropathic pain;

•	clinical studies of senicapoc for asthma; and

•	the continued development of our research programs.

The conduct of our clinical stage programs beyond proof-of-concept studies will be dependent upon the availability of additional capital or the formation of one or more new collaborations.

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

	Year ended December 31,
Development Program	2008	2007	2006
	(in thousands)
Senicapoc	$1,728	$7,551	$12,971
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	4,720	3,686	1,655

Total	$6,448	$11,237	$14,626

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

None of our drug candidates has received FDA or foreign regulatory marketing approval. During the first quarter of 2007, our pivotal Phase III trial of senicapoc for the treatment of sickle cell disease was terminated. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that our or our collaborators’ clinical data establishes the safety and efficacy of the drug candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of some of our products, such as our active collaboration with Pfizer and our past collaborations with several other pharmaceutical companies. In situations in which third parties have control over the preclinical development or clinical trial process for a product, the estimated completion date is largely under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements will affect our development plan or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product. However, we do not expect to generate product revenue for at least the next several years.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel serving finance, accounting, intellectual property, information technology, human resource and administrative functions. Other costs include facility costs not included in research and development expense, insurance, professional fees for legal, accounting and public relations services and the legal costs of pursuing patent protection for our intellectual property. We expect that general and administrative expenditures will remain relatively stable during 2009 but may increase in subsequent years due to increasing payroll, public company expenses, our initial commercialization expenses if we receive marketing approvals, business development costs and expanded operational infrastructure.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on equipment debt financing.

Results of Operations

Comparison of Years Ended December 31, 2008 and December 31, 2007

Collaborative Research and Development Revenue

Collaborative research and development revenues decreased by $8.8 million, or 42%, to $12.3 million for the year ended December 31, 2008 from $21.1 million for the year ended December 31, 2007. This decrease reflects a decrease of approximately $11.5 million in revenue resulting from the accelerated recognition of deferred revenue due to the termination of our collaboration with McNeil during 2007 and a $5.2 million decrease in revenue related to reduced research and development fees and reduced cost-sharing reimbursement from the McNeil collaboration for the clinical development of senicapoc for the treatment of sickle cell disease. This decrease was partially offset by an increase of $7.9 million in revenue from our collaboration with Pfizer.

Research and Development Expense

Research and development expense decreased by $5.7 million, or 21%, to $22.1 million for the year ended December 31, 2008 from $27.9 million for the year ended December 31, 2007. The decrease was due primarily to a decrease of $7.4 million in expense related to the development of senicapoc for the treatment of sickle cell disease, a decrease of $1.6 million in expense related to the write-off of the capitalized payments that had been made to CMCC in connection with the termination of the McNeil collaboration, a decrease of $398,000 in equity compensation expense, a decrease of $389,000 in expense related to pharmacology studies, and a decrease of $351,000 related to license fee expense, partially offset by an increase of $1.6 million in expense related to the development of senicapoc for asthma, an increase of $1.1 million in expense related to the development of ICA-105665 and our other lead compounds for epilepsy and neuropathic pain, an increase of $756,000 in salary and benefits expense, an increase of $487,000 in patent expense, an increase of $222,000 in laboratory supplies expense and an increase of $207,000 in building rent and maintenance expense.

General and Administrative Expense

General and administrative expense decreased by $192,000, or 3%, to $5.7 million for the year ended December 31, 2008 from $5.9 million for the year ended December 31, 2007. The decrease was due primarily to a decrease of $233,000 in salary and benefits expense and a decrease of $226,000 in insurance expense, partially offset by an increase of $200,000 in business development expense and an increase of $61,000 in travel and seminar expense.

Interest Income and Interest Expense

Interest income decreased $988,000, or 50%, to $972,000 for the year ended December 31, 2008 from $2.0 million for the year ended December 31, 2007. The decrease in interest income was attributable to lower interest rates.

Interest expense increased $22,000, or 13%, to $190,000 for the year ended December 31, 2008 from $168,000 for the year ended December 31, 2007. The increase in interest expense was attributable to a higher average debt balance.

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

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. From inception through December 31, 2008, we have raised net proceeds of $151.5 million from our IPO, private equity financings and the exercise of stock options and warrants. From inception through December 31, 2008, we have also received $91.6 million in license fees and research and development funding, $8.9 million in proceeds from equipment debt financing and capital leases and $12.3 million in interest income. To date, inflation has not had a material effect on our business.

Cash Flows

At December 31, 2008, our cash and cash equivalents were $34.2 million as compared to $43.5 million at December 31, 2007. Our cash and cash equivalents are highly liquid investments with a maturity of one year or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Net cash used in operating activities was $18.0 million for the year ended December 31, 2008. This reflects a net loss of approximately $14.8 million, a decrease of approximately $5.7 million in deferred revenue and a decrease of approximately $1.2 million in accounts payable and accrued expenses. These amounts were partially offset by $2.2 million of non-cash expenses related to stock-based compensation, $790,000 of non-cash expenses related to depreciation and amortization of property and equipment, an increase of $273,000 in other liabilities and a decrease of approximately $217,000 in prepaid expenses and other current and non-current assets.

Net cash used in investing activities in the year ended December 31, 2008 was $1.6 million and consisted of purchases of property and equipment.

Net cash provided by financing activities during the year ended December 31, 2008 was $10.4 million and consisted primarily of $10.0 million in net proceeds from the issuance of equity securities and $1.0 million in proceeds from equipment debt financing, partially offset by $715,000 in principal repayments related to our equipment debt financing.

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

The following table summarizes as of December 31, 2008 our contractual obligations for operating leases, equipment debt financing principal and interest payments, annual technology license maintenance fees and other contractual obligations, including minimum annual royalties. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due By Period
	Total	2009	2010	2011	2012	2013	2014 and Thereafter
	(in thousands)
Operating leases	$1,750	$528	$518	$498	$199	$7	$—
Equipment debt financing	1,923	820	583	386	134	—	—
Annual technology license maintenance fees	1,113	183	183	83	63	294	307
Other contractual obligations	841	682	159	—	—	—	—

Total	$5,627	$2,213	$1,443	$967	$396	$301	$307

Other contractual obligations as of December 31, 2008 consisted of $841,000 related to commitments for contract research services for preclinical research and other commitments.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future. We believe our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements through the second quarter of 2010. Our future capital requirements will depend on many factors, including:

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

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of our equity investors.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. We do not expect that the adoption of SFAS No. 141(R) will have a material impact on our financial statements.

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

Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value at least annually. It is effective for fiscal years beginning after November 15, 2008 for all other nonfinancial assets and liabilities. SFAS No. 157 is to be applied prospectively. The adoption of the requirements of SFAS No. 157 that were effective January 1, 2008 and January 1, 2009 did not have a material impact on our financial statements.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of December 31, 2008 as set forth in their report which appears below.

Changes In Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Icagen, Inc.

We have audited Icagen, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Icagen, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Icagen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Icagen, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Icagen, Inc. and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 5, 2009

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in the proxy statement for our 2009 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our 2009 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this Annual Report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained in the proxy statement for our 2009 annual meeting of stockholders under the caption “Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is contained in the proxy statement for our 2009 annual meeting of stockholders under the captions “Compensation of our Directors and Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our 2009 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our 2009 annual meeting of stockholders under the caption “Compensation of our Directors and Executive Officers—Securities Authorized for Issuance Under our Equity Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our 2009 annual meeting of stockholders under the captions “Certain Relationships and Transactions with Related Persons” and “Compensation of our Directors and Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our 2009 annual meeting of stockholders under the caption “Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our 2009 annual meeting of stockholders under the caption “Proposal 2—Ratification of the Appointment of Auditors” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Financial Statements

The following financial statements of Icagen, Inc. are included in this report immediately following the signature page:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets at December 31, 2008 and 2007

•	Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to the Financial Statements

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

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ P. KAY WAGONER, PH.D. P. Kay Wagoner, Ph.D.	Director, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2009

/s/ RICHARD D. KATZ, M.D. Richard D. Katz, M.D.	Senior Vice President, Finance and Corporate Development and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

/s/ ANDRÉ L. LAMOTTE, SC.D. André L. Lamotte, Sc.D.	Director	March 16, 2009

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 16, 2009

/s/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director	March 16, 2009

/s/ DENNIS B. GILLINGS, PH.D. Dennis B. Gillings, Ph.D.	Director	March 16, 2009

/s/ RICHARD G. MORRISON, PH.D. Richard G. Morrison, Ph.D.	Director	March 16, 2009

/s/ MARTIN A. SIMONETTI Martin A. Simonetti	Director	March 16, 2009

/s/ ADEOYE Y. OLUKOTUN, M.D. Adeoye Y. Olukotun, M.D.	Director	March 16, 2009

ICAGEN, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Icagen, Inc.

We have audited the accompanying balance sheets of Icagen, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icagen, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Icagen, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion thereon.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123(R), “Share-Based Payment”, to account for stock-based compensation.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 5, 2009

Icagen, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$34,215	$43,513
Accounts receivable	14	53
Prepaid expenses and other	568	774

Total current assets	34,797	44,340
Property and equipment, net	2,586	1,736
Technology licenses and related costs, net of accumulated amortization of $383 and $393 as of December 31, 2008 and 2007, respectively	392	465
Deposits and other	105	116

Total assets	$37,880	$46,657

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,436	$2,633
Accrued expenses	892	866
Current portion of deferred revenue	5,378	7,375
Current portion of equipment debt financing	662	570

Total current liabilities	8,368	11,444
Deferred revenue, less current portion	56	3,710
Equipment debt financing, less current portion	971	757
Other non-current liabilities	373	62

Total liabilities	9,768	15,973
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized at December 31, 2008 and 2007; 46,906,589 and 40,870,619 shares issued and outstanding at December 31, 2008 and 2007, respectively	47	41
Additional paid-in capital	154,505	142,268
Accumulated deficit	(126,440)	(111,625)

Total stockholders’ equity	28,112	30,684

Total liabilities and stockholders’ equity	$37,880	$46,657

See accompanying notes.

Icagen, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2008	2007	2006
Collaborative research and development revenues:
Research and development fees	$11,711	$17,383	$1,953
Reimbursed research and development costs	580	3,734	6,467

Total collaborative research and development revenues	12,291	21,117	8,420
Operating expenses:
Research and development	22,140	27,854	28,820
General and administrative	5,748	5,940	5,907

Total operating expenses	27,888	33,794	34,727

Loss from operations	(15,597)	(12,677)	(26,307)
Other income (expense):
Interest income	972	1,960	1,712
Interest expense	(190)	(168)	(213)

Total other income, net	782	1,792	1,499

Loss before income taxes	(14,815)	(10,885)	(24,808)
Income taxes	—	—	—

Net loss	$(14,815)	$(10,885)	$(24,808)

Basic and diluted net loss per share	$(0.32)	$(0.29)	$(1.12)

Weighted average common shares outstanding—basic and diluted	46,167,902	37,432,144	22,219,662

See accompanying notes.

Icagen, Inc.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at December 31, 2005	21,991,491	$22	$112,883	$(2,981)	$(75,932)	$33,992
Elimination of deferred compensation related to the adoption of SFAS 123(R)	—	—	(2,981)	2,981	—	—
Exercise of options for 320,775 common shares	320,775	—	335	—	—	335
Stock-based compensation expense	—	—	2,528	—	—	2,528
Net loss	—	—	—	—	(24,808)	(24,808)

Balance at December 31, 2006	22,312,266	22	112,765	—	(100,740)	12,047
Issuance of common stock and warrants in the 2007 private placement, net of offering costs	15,423,640	16	21,653	—	—	21,669
Issuance of common stock to Pfizer, net of issuance costs	2,688,172	3	4,906	—	—	4,909
Issuance of restricted stock	48,629	—	(6)	—	—	(6)
Exercise of options and warrants for 397,912 common shares	397,912	—	370	—	—	370
Stock-based compensation expense	—	—	2,580	—	—	2,580
Net loss	—	—	—	—	(10,885)	(10,885)

Balance at December 31, 2007	40,870,619	41	142,268	—	(111,625)	30,684
Issuance of common stock to Pfizer, net of issuance costs	5,847,953	6	9,988	—	—	9,994
Issuance of restricted stock	100,802	—	(38)	—	—	(38)
Exercise of options and warrants for 87,215 common shares	87,215	—	59	—	—	59
Stock-based compensation expense	—	—	2,228	—	—	2,228
Net loss	—	—	—	—	(14,815)	(14,815)

Balance at December 31, 2008	46,906,589	$47	$154,505	$—	$(126,440)	$28,112

See accompanying notes.

Icagen, Inc.

Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(14,815)	$(10,885)	$(24,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	790	758	901
Amortization of technology licenses and related costs	47	119	185
Stock-based compensation	2,228	2,580	2,528
Loss on the disposal of equipment	—	—	63
Write-off of technology licenses and related costs	26	1,599	—
Changes in operating assets and liabilities:
Accounts receivable	39	(44)	292
Prepaid expenses and other current and non-current assets	217	1,036	(95)
Accounts payable and accrued expenses	(1,171)	(1,378)	(79)
Other liabilities	273	56	—
Deferred revenue	(5,651)	(1,424)	(1,087)

Net cash used in operating activities	(18,017)	(7,583)	(22,100)

Investing activities
Acquisition of property and equipment	(1,640)	(545)	(400)
Proceeds from the sale of equipment	—	2	—

Net cash used in investing activities	(1,640)	(543)	(400)

Financing activities
Proceeds from sale of common stock and warrants, net of stock issuance costs	9,994	26,578	—
Proceeds from equipment debt financing	1,021	221	271
Payments on equipment debt financing	(715)	(661)	(738)
Proceeds from exercise of warrants and stock options	59	370	335

Net cash provided by (used in) financing activities	10,359	26,508	(132)

(Decrease) increase in cash and cash equivalents	(9,298)	18,382	(22,632)
Cash and cash equivalents at beginning of year	43,513	25,131	47,763

Cash and cash equivalents at end of year	$34,215	$43,513	$25,131

Supplemental disclosure of cash flow information
Cash paid for interest	$184	$162	$196

Non-cash items
Equipment acquired through debt financing	—	$385	—

See accompanying notes.

Icagen, Inc.

Notes to Financial Statements

December 31, 2008

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

Private Placement

On February 6, 2007, the Company completed a private placement in which the Company issued 15,423,640 shares of common stock, together with warrants to purchase an aggregate of 5,398,256 additional shares of common stock with an exercise price of $1.45 per share (the “Securities”) for a total price of $1.42375 per Security, resulting in gross proceeds of approximately $22.0 million. Pursuant to the terms of the securities purchase agreement signed in connection with the private placement, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) to register for resale the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants. This registration statement became effective May 1, 2007.

In August 2007, in connection with the collaborative research and license agreement with Pfizer Inc (“Pfizer”), the Company also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of the Company’s common stock. In a first closing of the transaction on August 20, 2007, the Company sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to the Company of approximately $5.0 million. In the second closing of the transaction on February 13, 2008, the Company sold 5,847,953 shares of common stock to Pfizer at a price of $1.71 per share, which was the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of the Company’s exercise of its put option to sell the shares, resulting in gross proceeds to the Company of approximately $10.0 million.

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

In connection with the Company’s research and development collaborations, revenues are recognized from non-refundable upfront license fees, which are not believed to be specifically tied to a separate earnings process, ratably over the term of the agreement. Research and development services provided under the Company’s collaboration agreement with Pfizer are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreement with Pfizer allows for research term extensions upon mutually agreeable terms. Revenues from contract extensions are recognized as the extended services are performed.

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

Revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with the Company’s collaboration with Pfizer and with the Company’s cost sharing arrangement with McNeil are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net

Icagen, Inc.

Notes to Financial Statements—(Continued)

as an Agent (“EITF 99-19”), and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). According to the criteria established by these EITF issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values at December 31, 2008 and 2007 based on the liquidity of these financial instruments or their short term nature. The carrying value of equipment debt financing approximates fair values at December 31, 2008 and 2007 based on the market interest rates available to the Company for debt of similar risk and maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of the following as of (in thousands):

	December 31,
	2008	2007
Cash	$172	$989
Money market funds and United States government obligations	34,043	42,524

Total	$34,215	$43,513

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the assets beginning when the assets are placed in service. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the remaining lease terms. Depreciation and amortization recorded on property and equipment totaled $790,000, $758,000 and $901,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

During the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization of technology licenses and related costs of $47,000, $119,000 and $185,000, respectively. The weighted average remaining amortization period of all technology licenses is 18.5 years. The Company estimates that future amortization of its technology licenses and related costs as of December 31, 2008 will be approximately $40,000 for each of the three years in the period ended December 31, 2011, approximately $38,000 in the year ended December 31, 2012, approximately $37,000 in the year ended December 31, 2013 and an aggregate of $195,000 thereafter.

During 2008 and 2007, the Company identified certain technology licenses that no longer met its strategic objectives, which were determined to be unrecoverable and for which the Company had no alternative future uses. Accordingly, the Company recorded impairment losses for such agreements at the time of determination totaling $26,000 and $37,000, respectively for the years ended December 31, 2008 and 2007.

Deposits and Other Assets

Deposits and other assets consist of utility and rent deposits, prepayments required under the terms of clinical trial contracts for which the remaining term of the clinical trial exceeds one year and restricted cash.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with SFAS 144, recoverability is measured by comparing the carrying value of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is calculated using the amount by which the book value of the asset exceeds the projected discounted future net cash flows arising from the asset.

Accrued Expenses

The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of December 31, 2008 and 2007 consist primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.

Significant Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in accounts with three major financial institutions in the United States. Substantially all deposits in these institutions

Icagen, Inc.

Notes to Financial Statements—(Continued)

exceeded the amount of FDIC insurance provided on such deposits at December 31, 2008 and 2007. Concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the strong financial position of the Company’s collaborator.

The Company operates in a single industry and is engaged in discovering drugs that may lead to treatments for disabling and life-threatening diseases. Collaborative research revenues from the Company’s collaboration partners representing 10% or more of total collaborative research revenues are as follows:

	Years ended December 31,
	2008	2007	2006
Pfizer	100%	21%	—
McNeil	—	79%	100%

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of the Company’s assets and liabilities and are estimated using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of January 1, 2007, the Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109.

During the second quarter of 2008, the Internal Revenue Service, (the “IRS”), notified the Company that it had been selected for a routine audit of the Company’s 2005 U.S. Federal income tax return. The audit was completed during the fourth quarter of 2008 and there were no proposed adjustments that had a material effect upon the Company’s financial position or results of operations.

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

	Years ended December 31,
	2008	2007	2006
Outstanding common stock options	5,636,519	5,039,193	4,039,258
Restricted stock units	586,193	300,459	180,480
Outstanding warrants	5,218,920	4,830,422	—

Total	11,441,632	10,170,074	4,219,738

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value at least annually. It is effective for fiscal years beginning after November 15, 2008 for all other nonfinancial assets and liabilities. SFAS No. 157 is to be applied prospectively. The adoption of the requirements of SFAS No. 157 that were effective January 1, 2008 and January 1, 2009 did not have a material impact on the Company’s financial statements.

2. Collaborations

The Company has entered into research collaboration agreements to extend the Company’s ion channel drug discovery technology into additional therapeutic areas and to benefit from the research, development and commercialization capabilities of the Company’s collaborators, as well as to augment the Company’s financial resources. A non-refundable upfront license fee was paid by each collaborator for rights to certain of the Company’s technology. These collaborative research agreements also provide for periodic payments to support the research phase of such programs and payments upon completion of specified research, development, regulatory and commercial milestones. The Company may also receive reimbursement for certain research costs

Icagen, Inc.

Notes to Financial Statements—(Continued)

and royalty payments under these agreements based on specified percentages of net product sales, if any. As of December 31, 2008, the Company had one collaboration with Pfizer. The Company’s collaboration with McNeil terminated effective September 18, 2007.

Pfizer

On August 13, 2007, the Company entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid the Company an initial upfront license fee of $12.0 million. The Company is recognizing this payment from Pfizer as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature. Specifically, the $12.0 million upfront license payment was recorded as deferred revenue, which is being amortized to revenue over the two-year life of the research term. In addition to the upfront license fee, Pfizer is providing the Company with research and development funding over a two-year research period pursuant to the agreement. The research term may be extended upon mutual agreement of Pfizer and the Company. Additionally, Pfizer is obligated to make payments to the Company upon achievement of specified research, development, regulatory and commercialization milestones of $359.0 million for each drug candidate developed. The Company is also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. The Company recognized $12.3 million and $4.4 million of revenue related to the Pfizer collaboration agreement for the years ended December 31, 2008 and 2007, respectively.

In connection with the collaborative research and license agreement with Pfizer, on August 13, 2007, the Company also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of the Company’s common stock. In a first closing of the transaction on August 20, 2007, the Company sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of the common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to the Company of approximately $5.0 million. In the second closing of the transaction on February 13, 2008, the Company sold 5,847,953 shares of common stock to Pfizer at a price of $1.71 per share, which was the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of the Company’s exercise of its put option to sell the shares, resulting in gross proceeds to the Company of approximately $10.0 million.

On March 14, 2008, together with Pfizer, the Company entered into a collaboration with the laboratory of Professor B. A. Wallace at Birkbeck College, University of London, to study the structural biology of sodium channels. This three party relationship was created to support the previously established collaboration between Icagen and Pfizer for the discovery of compounds which modulate specific sodium ion channels as potential new treatments for pain and related disorders. In connection with the Birkbeck collaboration, the Company also entered into a supplemental agreement with Pfizer that required Pfizer to reimburse the Company for certain equipment to be used in the collaboration as well as pay the Company for additional research and development services over a two year term. The Company is also contributing services to the collaboration and is recognizing these payments from Pfizer as revenue in accordance with SAB 104, EITF 00-21 and other relevant accounting literature.

McNeil

On June 14, 2004, the Company entered into collaboration and copromotion agreements with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. Pursuant to the collaboration arrangement, McNeil paid the Company an initial upfront payment of $10.0 million, $1.3 million of which the

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

3. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2008	2007
Equipment	$8,755	$7,598
Leasehold improvements	1,715	1,389
Furniture and fixtures	352	318

	10,822	9,305
Less: accumulated depreciation and amortization	(8,236)	(7,569)

Property and equipment, net	$2,586	$1,736

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Accrued development and clinical trial expenses	$761	$512
Other accrued expenses	131	354

Total accrued expenses	$892	$866

5. Commitments and Contingencies

The Company’s obligations consist of equipment debt financing, noncancelable operating leases, technology licenses, employment arrangements and other contractual obligations.

Equipment Debt Financing

In July 1999, the Company entered into an equipment financing agreement with Oxford Finance Corporation, which was subsequently amended to provide for the acquisition of up to $3.7 million in equipment and other fixed assets. The financing agreement carries an interest rate indexed to the average yields on four-year U.S. Treasury Notes, as published by the Dow Jones Telerate Access Service, and requires repayment of principal and interest over 36 to 48 months with a final maturity of 2012. The applicable interest rates through December 31, 2008 ranged from 11.52% to 13.35%. This financing is structured as individual equipment notes, secured by the assets financed under such notes, and does not allow additional asset purchases under this financing beyond December 2008.

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

As of December 31, 2008 and 2007, approximately $1.6 million and $1.3 million of the equipment debt financing notes were outstanding, respectively. Total equipment with a net carrying value of $1.7 million collaterizes the outstanding equipment debt financing balance at December 31, 2008.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Property and equipment includes the following amounts financed through equipment debt financing (in thousands):

	December 31,
	2008	2007
Equipment, furniture and fixtures	$2,966	$2,465
Less: accumulated depreciation	(1,225)	(1,207)

	$1,741	$1,258

As of December 31, 2008, future annual principal payments under equipment debt financing consist of the following for the years ending December 31 (in thousands):

2009	$662
2010	493
2011	350
2012	128

Total	1,633
Current portion of equipment debt financing	(662)

Equipment debt financing, less current portion	$971

Noncancelable Operating Leases

The Company leases certain office equipment under noncancelable operating leases expiring in 2013. The Company leases its facilities under various noncancelable operating leases that expire from 2010 through 2012. At December 31, 2008, the Company had provided one of its lessors with an irrevocable letter of credit with a balance of $100,000 during the lease term. This letter of credit is secured by a cash deposit, which is included in deposits and other in the accompanying balance sheets.

As of December 31, 2008, future annual minimum payments under noncancelable operating leases with terms in excess of one year consist of the following for the years ending December 31 (in thousands):

2009	$528
2010	518
2011	498
2012	199
2013	7

Total minimum lease payments	$1,750

Rental expense associated with operating leases was $690,000, $498,000 and $423,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Technology Licenses

The Company is a party to a number of license agreements, primarily with academic institutions, under which it licenses patents, patent applications and other intellectual property for which the Company paid upfront license fees. The duration of these agreements varies from 10 years to the expiration date of the last-to-expire patent, and the Company has the option to renew some of these agreements at the end of their terms. The

Icagen, Inc.

Notes to Financial Statements—(Continued)

Company’s technology license agreements are generally terminable by the Company upon short notice. Under certain conditions, the Company can grant sublicenses for which the licensors receive a fee. Some of these licenses require annual maintenance fees and periodic payments upon the achievement of specified development and regulatory milestones. The Company is obligated to pay specified royalties for licensed and sublicensed product sales or specified percentages of income received from sublicenses, and in some cases minimum annual royalties. As of December 31, 2008 and 2007, there were no milestone payments or royalties due under these technology license agreements.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

As of December 31, 2008, future annual license maintenance fees under the Company’s technology license agreements consist of the following for the years ending December 31 (in thousands):

2009	$183
2010	183
2011	83
2012	63
2013	294
2014 through 2024	307

Total	$1,113

The aggregate amount of the annual maintenance fees under these technology license agreements was $111,000, $108,000 and $117,000 in 2008, 2007 and 2006, respectively.

Employment Arrangements

The Company provides a severance arrangement for certain of its executive officers and key employees, which includes salary and bonus continuance and continued health benefits. At December 31, 2008 and 2007, the Company had not incurred or recorded any obligation related to these arrangements.

Other Contractual Obligations

Other contractual obligations as of December 31, 2008 consisted of $841,000 related to commitments for contract research services for preclinical research and other commitments.

6. Stockholders’ Equity

Capital Structure

As of December 31, 2008 and 2007, the Company was authorized to issue up to 120,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock in one or more series.

Common Stock

In connection with the collaborative research and license agreement with Pfizer, on August 13, 2007, the Company entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of the Company’s common stock. In the first closing of the transaction on August 20, 2007, the Company sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of the common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to the Company of approximately $5.0 million. In the second closing of the transaction on February 13, 2008, the Company sold 5,847,953 shares of common stock to Pfizer at a price of $1.71 per share, which was the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of the Company’s exercise of its put option to sell the shares, resulting in gross proceeds to the Company of approximately $10.0 million.

Pursuant to the purchase agreement that the Company entered into in connection with the equity investment by Pfizer, the Company has agreed to file, at any time after August 20, 2008, upon the request of Pfizer, a registration statement with the SEC covering the resale of the aggregate number of shares issued pursuant to the

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

As of December 31, 2008 and 2007, the Company had a total of 46,906,589 and 40,870,619 shares of common stock outstanding, respectively.

Stockholder Rights Plan

On December 2, 2008, the Company adopted a stockholder rights plan pursuant to which it issued a dividend of one preferred share purchase right for each share of common stock held by stockholders of record on December 15, 2008. Each right entitles stockholders to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a price of $7.50, subject to adjustment under certain circumstances.

The rights issued under the stockholder rights plan will automatically trade with the underlying common stock and will initially not be exercisable. If a person acquires or commences a tender offer for 15% (or in the case of Pfizer, which currently owns approximately 18% of the Company’s common stock, 20%) or more of the Company’s common stock in a transaction that was not approved by the Company’s Board of Directors, each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of common stock for the $7.50 exercise price. If the Company is involved in a merger or other transaction with another company that is not approved by its Board of Directors, in which the Company is not the surviving corporation or which transfers more than 50% of its assets to another company, then each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of the acquiring company’s common stock for the $7.50 exercise price.

Icagen, Inc.

Notes to Financial Statements—(Continued)

The Company’s Board of Directors may redeem the rights for $0.001 per right at any time until ten business days after a person acquires 15% (or in the case of Pfizer, 20%) of the Company’s common stock, or on the date on which any executive officer of Icagen has actual knowledge of such acquisition, whichever is later. The Board of Directors may also extend the date by which the rights may be redeemed. Unless the rights are redeemed or exchanged earlier, they will expire upon the close of business on the earlier of (1) December 2, 2018 or (2) December 2, 2009, if the Company’s stockholders do not approve the rights plan by that date.

Warrants

In connection with the Company’s private placement completed on February 6, 2007, the Company issued warrants to purchase an aggregate of 5,398,256 shares of common stock with an exercise price of $1.45 per share. These warrants may be exercised for cash or on a cashless basis and expire in February 2012. During the year ended December 31, 2007, warrants to purchase 179,336 shares of common stock were exercised resulting in the issuance of 169,863 shares of common stock. At December 31, 2008 and 2007 there were warrants to purchase 5,218,920 shares of common stock outstanding.

Common Stock Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

December 31, 2008
Outstanding stock options	5,683,558
Outstanding restricted stock units	559,948
Outstanding warrants	5,218,920
Possible future issuance under the 2004 equity compensation plan	2,887,234

Total shares reserved	14,349,660

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock price and the volatility of the common stock prices of other comparable companies in the biotechnology industry. The Company uses historical data to estimate option exercises and forfeitures used in the model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company analyzed separate groups of employees with similar exercise behavior to determine the expected term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2008, the Company had 5,683,558 options outstanding with a weighted average exercise price of $2.15, and 559,948 restricted stock units outstanding. Remaining compensation expense as of December 31, 2008 to be recognized on these options and restricted stock units through December 2012 is approximately $1.1 million and $796,000, respectively. The weighted-average period of time over which these costs will be recognized for stock options and restricted stock units is 2.0 and 2.6 years, respectively. As of December 31, 2008, the Company had 4,507,383 options exercisable with a weighted average exercise price of $2.27. As of December 31, 2008, the Company had 5,680,261 options vested and expected to vest with a weighted average exercise price of $2.15. The weighted-average remaining contractual terms of the exercisable options and options vested and expected to vest at December 31, 2008 is 5.7 and 6.3 years, respectively. The aggregate intrinsic value of exercisable options and options vested and expected to vest at December 31, 2008 was $8,000 and $8,200, respectively.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2008	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.3%	4.5%	4.8%
Expected volatility	100.0%	70.0%	60.0%
Expected life (in years)	5.7	4.8	4.8
Estimated weighted average grant date fair value per share of options granted	$1.19	$0.92	$1.60

The following table summarizes activity related to stock options and restricted stock units as of December 31, 2008, and changes during the year then ended:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding
Balance at December 31, 2007	2,861,034	5,069,303	$2.21	413,964
Authorized	1,000,000	—	—	—
Granted	(976,990)	704,360	1.53	272,630
Exercised/Released	—	(87,215)	0.69	(126,346)
Forfeited/Cancelled	3,190	(2,890)	1.86	(300)

Balance at December 31, 2008	2,887,234	5,683,558	$2.15	559,948

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

Selected information regarding stock options as of December 31, 2008 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50 – $0.75	477,784	1.5	$0.64	473,039	$0.64
0.76 – 1.08	1,939,730	7.8	0.91	1,536,501	0.90
1.09 – 1.92	814,255	8.9	1.51	316,425	1.51
1.93 – 2.50	1,491,440	4.6	2.11	1,288,208	2.12
2.51 – 5.00	387,446	5.5	4.94	376,359	4.95
5.01 – 6.50	377,715	6.2	6.28	350,832	6.29
6.51 – 8.00	144,850	6.5	7.19	124,613	7.18
8.01 – 9.12	50,338	6.7	8.78	41,406	8.79

$0.50 – $9.12	5,683,558	6.3	$2.15	4,507,383	$2.27

The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $76,000, $295,000 and $1,513,000, respectively. The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $1.6 million, $2.0 million and $2.0 million, respectively.

At December 31, 2008 and 2007, 4,507,383 and 3,393,480 of the Company’s outstanding options were exercisable, respectively.

8. Related Party Transactions

At December 31, 2008 and 2007, Pfizer held 8,536,125 and 2,688,172 shares, respectively, of the Company’s common stock. Total revenues from Pfizer totaled approximately $12.3 million, $4.4 million and $0 in 2008, 2007 and 2006, respectively, including partial recognition of a non-refundable upfront license fee of $12.0 million in 2008 and 2007 that is being recognized as revenue ratably over the initial two-year research term of the Company’s collaboration agreement with Pfizer.

The Company incurred expense of $658,000, $6.3 million and $7.5 million from Quintiles Transnational Corp. for development and clinical trial services in 2008, 2007 and 2006, respectively. Quintiles Transnational Corp. is an affiliate of one of the Company’s stockholders, and the chairman of the board and chief executive officer of Quintiles Transnational Corp. is a stockholder and a member of the Company’s Board of Directors. The amounts paid to Quintiles Transnational Corp. are included in research and development expense on the statements of operations. Amounts included in accounts payable related to these services totaled $0 and $1.1 million at December 31, 2008 and 2007, respectively.

Icagen, Inc.

Notes to Financial Statements—(Continued)

9. Income Taxes

A reconciliation of the Company’s income tax benefit at the federal statutory rate to actual income tax benefit is as follows (in thousands):

	2008	2007	2006
Income tax benefit at federal statutory rate	$(5,185)	$(3,810)	$(8,683)
State taxes, net of federal expense	(741)	(544)	(1,240)
Research and development credit	(434)	103	(460)
Orphan drug credit	5,887	(1,145)	(3,502)
Stock compensation	641	749	577
Other, net	(616)	83	139
Change in valuation allowance	448	4,564	13,169

	$—	$—	$—

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations is as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	5.0%	5.0%	5.0%
Tax credits and non-deductible expenses	(41.2)%	10.5%	14.0%
Change in valuation allowance	1.2%	(50.5)%	(54.0)%

	0.0%	0.0%	0.0%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows as of December 31 (in thousands):

	2008	2007
Deferred tax assets:
Deferred revenue	$2,174	$4,434
Excess book depreciation	338	362
Stock-based compensation expense	1,094	688
Net operating loss carryforwards	44,073	32,858
Research and development credit carryforwards	3,645	3,211
Orphan drug credit carryforward	12,427	21,750
Alternative minimum tax credit	5	5

Total deferred tax assets	63,756	63,308
Less: valuation allowance for deferred tax assets	(63,756)	(63,308)

Net deferred tax assets	$—	$—

At December 31, 2008 and 2007, the Company had net operating loss carryforwards of approximately $110.2 million and $91.9 million, respectively, and research and development credit carryforwards of approximately $3.6 million and $3.2 million, respectively, for income tax purposes that begin to expire in the year 2011. The Company’s orphan drug credit carryforwards of $12.4 million and $21.7 million as of December 31, 2008 and 2007, respectively, for income tax purposes begin to expire in 2020. For financial

Icagen, Inc.

Notes to Financial Statements—(Continued)

reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards as the Company has determined that it is more likely than not that the deferred tax assets will not be realized.

Based on the number of shares of common and preferred stock issued, the Company has exceeded the limit allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards and tax credit carryforwards. Ownership changes subsequent to December 31, 2008 may reduce the availability of net operating losses to offset future taxable income.

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

During the year ended December 31, 2008, the Company recorded a decrease to its liability for unrecognized tax benefits of approximately $414,000. During the year ended December 31, 2007, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $1.7 million. Interest or penalties have not been accrued. If the tax benefit is ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Icagen, Inc.

Notes to Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which are not recorded as a liability because they are offset by net operating loss carryforwards, are as follows:

Balance, January 1, 2007	$0
Increases for tax positions taken during a prior period	1,466
Increases for tax positions taken during the current period	246

Balance, December 31, 2007	1,712
Increases for tax positions taken during the current period	77
Decreases related to settlements	(491)

Balance, December 31, 2008	$1,298

The tax years 2004 forward are open for assessment of underpayment of tax. The net operating losses dating back to 1995 are open to adjustment by taxing authorities. During the second quarter of 2008, the IRS notified the Company that it had been selected for a routine audit of the Company’s 2005 U.S. Federal income tax return. In connection with the IRS audit, the Company revised the amounts recorded for the orphan drug credit and the net operating loss. The audit was completed during the fourth quarter of 2008 and there were no proposed adjustments that had a material effect upon the Company’s financial position or results of operations.

10. Defined Contribution Benefit Plan

The Company has adopted a 401(k) plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1997. Participants may elect a salary reduction from 1% to 100% as a contribution to the 401(k) Plan subject to Internal Revenue Service limitations. The 401(k) Plan permits the Company to match these elective deferrals by a percentage determined on an annual basis. Through October 31, 2007 the Company matched 10% of participant’s contributions. Effective November 1, 2007, the Company match was increased to 20% of participant’s contributions. The Company made matching contributions in the amount of $136,000, $78,000 and $61,000 in 2008, 2007 and 2006, respectively.

11. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations (in thousands, except share and per share amounts):

	Year ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research and development revenues	$2,968	$3,184	$3,129	$3,010
Loss from operations	(4,014)	(3,962)	(3,749)	(3,872)
Net loss attributable to common stockholders	(3,645)	(3,713)	(3,572)	(3,885)
Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.08)	$(0.08)	$(0.08)
Weighted average common shares outstanding—basic and diluted	44,030,160	46,834,932	46,885,500	46,905,029

Icagen, Inc.

Notes to Financial Statements—(Continued)

	Year ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter (1)	4th Quarter
Collaborative research and development revenues	$1,990	$3,382	$12,870	$2,875
(Loss) income from operations	(6,864)	(6,889)	5,146	(4,070)
Net (loss) income attributable to common stockholders	(6,485)	(6,454)	5,612	(3,558)
Basic net (loss) income per share attributable to common stockholders	$(0.20)	$(0.17)	$0.14	$(0.09)
Diluted net (loss) income per share attributable to common stockholders	$(0.20)	$(0.17)	$0.13	$(0.09)
Weighted average common shares outstanding—basic	31,637,662	37,928,862	39,245,452	40,796,031
Weighted average common shares outstanding—diluted	31,637,662	37,928,862	41,623,856	40,796,031

(1)	The results for the third quarter of 2007 include the impact of $10.1 million of the $11.5 million of incremental revenue recognized as a result of the termination of the collaboration agreement with McNeil. The Company had recorded an upfront payment and a milestone payment from McNeil totaling $15.0 million as deferred revenue and was amortizing such deferred revenue over the original 15 year estimated service period of the contract. In June 2007, the Company revised its estimate of the term of its substantive obligations under the contract from ending in June 2019 to ending in September 2007. The Company recognized the remaining balance of deferred revenue in 2007 as the collaboration ended and the Company’s contractual obligations became complete.

In accordance with prescribed reporting requirements, the sum of per share losses by quarter may not equal loss per share for the full year due to the changes in average share calculations.

12. Subsequent Events

On January 2, 2009, the Company issued 741,425 restricted stock units to Company employees at a fair value of $0.51 per share, the market price of the common stock on the date of grant. The restricted stock units vest annually over a period of four years.

On January 23, 2009, the Compensation Committee of the Board of Directors approved the issuance of 711,290 restricted stock units to Company executives at a fair value of $0.56 per share, the market price of the common stock on the date of grant. The restricted stock units vest annually over a period of four years.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended.

3.1.1(22)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, dated December 2, 2008.

3.2(1)	Amended and Restated Bylaws of the Registrant, as amended.

4.1(2)	Specimen Stock Certificate.

4.2(2)	Amended and Restated Stockholders’ Agreement, dated December 15, 2003, by and among the Registrant and the parties listed therein.

4.2.1(3)	Stockholder Waiver, Amendment and Termination Agreement, dated July 10, 2007, among the Registrant and certain stockholders of the Registrant party to the Amended and Restated Stockholders’ Agreement dated as of April 16, 2004.

4.3(2)	Warrant to Purchase Shares of Series B Preferred Stock, dated December 28, 1994, issued to Dominion Fund III.

4.4(2)	Warrant to Purchase Shares of Series D Preferred Stock, dated May 23, 1997, issued to Dominion Fund III.

4.5(2)	Warrant to Purchase Shares of Series E Preferred Stock, dated September 3, 1998, issued to Dominion Fund III.

4.6(2)	First Amendment to Warrants to Purchase Shares of Preferred Stock of Icagen, Inc., dated May 14, 2004, by and between the Registrant, Dominion Fund III and Dominion Ventures.

4.7(2)	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated March 15, 1997, issued to certain persons in connection with offering of Series D Preferred Stock.

4.8(4)	Securities Purchase Agreement, dated January 26, 2007, among the Registrant and the purchasers listed on Exhibit A thereto.

4.9(5)	Form of Warrant to Purchase Shares of Common Stock, dated February 6, 2007, issued to certain purchasers in connection with a private placement.

4.10(6)	Purchase Agreement, dated August 13, 2007, between the Registrant and Pfizer Inc.

4.11(22)	Rights Agreement, dated December 2, 2008, between the Registrant and American Stock Transfer & Trust Company LLC.

10.1*(2)	1996 Equity Compensation Plan, as amended.

10.2*(1)	2004 Stock Incentive Plan, as amended.

10.3*(3)	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4*(3)	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4.1*(3)	Form of Nonstatutory Stock Option Agreement for Director Options under the 2004 Stock Incentive Plan.

10.4.2*(7)	Nonstatutory Stock Option Agreement, dated January 27, 2006, between the Registrant and Charles A. Sanders.

10.4.3*(8)	Form of Incentive Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.4.4*(8)	Form of Nonstatutory Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.5*(9)	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.

Exhibit Number	Description
10.5.1*	Form of Restricted Stock Unit Agreement for Director Restricted Stock Units under the 2004 Stock Incentive Plan.

10.5.2*(7)	Restricted Stock Unit Agreement, dated February 1, 2006, between the Registrant and Richard D. Katz.

10.6*	Summary of Director Compensation.

10.7*	Summary of 2009 Bonus Targets.

10.8*(10)	Second Amended and Restated Executive Employment Agreement, dated August 21, 2007, between the Registrant and P. Kay Wagoner.

10.8.1*(23)	Amendment No. 1 to Second Amended and Restated Executive Employment Agreement, dated December 24, 2008, between the Registrant and P. Kay Wagoner.

10.8.2*(24)	Letter Agreement, dated February 11, 2009, between the Registrant and P. Kay Wagoner.

10.9*(10)	Second Amended and Restated Executive Employment Agreement, dated August 21, 2007, between the Registrant and Richard D. Katz.

10.9.1*(11)	Amendment No. 1 to Second Amended and Restated Executive Employment Agreement, dated February 1, 2008, between the Registrant and Richard D. Katz.

10.9.2*(20)	Amendment No. 2 to Second Amended and Restated Executive Employment Agreement, dated March 18, 2008, between the Registrant and Richard D. Katz.

10.9.3*(23)	Amendment No. 3 to Second Amended and Restated Executive Employment Agreement, dated December 24, 2008, between the Registrant and Richard D. Katz.

10.10*(10)	Amended and Restated Executive Employment Agreement, dated August 22, 2007, between the Registrant and Seth V. Hetherington.

10.10.1*(11)	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated February 1, 2008, between the Registrant and Seth V. Hetherington.

10.10.2*(23)	Amendment No. 2 to Amended and Restated Executive Employment Agreement, dated December 24, 2008, between the Registrant and Seth V. Hetherington.

10.11*(10)	Amended and Restated Executive Employment Agreement, dated August 22, 2007, between the Registrant and Edward P. Gray.

10.11.1*(11)	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated February 4, 2008, between the Registrant and Edward P. Gray.

10.12(2)	Lease Agreement, dated December 17, 1992, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.13(12)	Sixth Amendment to Lease, dated August 3, 2005, by and between the Registrant and Royal Center IC, LLC.

10.14(2)	Lease Agreement, dated October 1997, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.15(13)	Fifth Amendment to Lease, dated June 4, 2007, by and between the Registrant and Royal Center IC, LLC.

10.16(6)	Lease dated August 8, 2007, between the Registrant and 3908 Patriot Drive LLC.

10.17(2)	Master Loan and Security Agreement, dated July 14, 1999, between the Registrant and Oxford Venture Finance, as amended.

10.17.1(14)	Letter Agreement, dated April 15, 2005, from Oxford Finance Corporation to the Registrant.

Exhibit Number	Description
10.17.2(15)	Letter Agreement, dated February 14, 2006, from Oxford Finance Corporation to the Registrant.

10.17.3(16)	Letter Agreement, dated August 27, 2007, from Oxford Finance Corporation to the Registrant.

10.17.4(19)	Letter Agreement, dated February 14, 2008, from Oxford Finance Corporation to the Registrant.

10.18(17)	Master Security Agreement, dated November 28, 2007, between the Registrant and General Electric Capital Corporation.

10.19†(3)	Exclusive License Agreement, dated February 29, 2000, between the Registrant and Children’s Medical Center Corporation, as amended.

10.20†(21)	Master Services Agreement, dated June 25, 2008, between the Registrant and Quintiles, Inc.

10.21†(18)	Collaborative Research and License Agreement, dated August 13, 2007, between the Registrant and Pfizer Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and President pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2007.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-114336).

(3)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007.

(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2007.

(5)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2007.

(6)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2007.

(7)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2006.

(8)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2006.

(9)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2007.

(10)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2007.

(11)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2008.

(12)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2005.

(13)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007.

(14)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2005.

(15)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2006.

(16)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2007.

(17)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2007.

(18)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007.

(19)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2008.

(20)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008.

(21)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2008.

(22)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(23)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 24, 2008.

(24)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2009.

†	Confidential treatment granted by the SEC as to certain portions.

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.