Form 10-Q
period 2009-03-31
ICAGEN INC
filed 2009-05-07
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were outstanding 46,995,276 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS – UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,294	$34,215
Accounts receivable	12	14
Prepaid expenses and other	1,682	568

Total current assets	30,988	34,797
Non-current assets:
Property and equipment, net	2,425	2,586
Technology licenses and related costs, net of accumulated amortization of $388 and $383 as of March 31, 2009 and December 31, 2008, respectively	373	392
Deposits and other	144	105

Total assets	$33,930	$37,880

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,638	$1,436
Accrued expenses	714	892
Current portion of deferred revenue	3,878	5,378
Current portion of equipment debt financing	562	662

Total current liabilities	7,792	8,368
Deferred revenue, less current portion	—	56
Equipment debt financing, less current portion	846	971
Other non-current liabilities	365	373

Total liabilities	9,003	9,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2009 and December 31, 2008; 46,995,276 and 46,906,589 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	47	47
Additional paid-in capital	154,934	154,505
Accumulated deficit	(130,054)	(126,440)

Total stockholders’ equity	24,927	28,112

Total liabilities and stockholders’ equity	$33,930	$37,880

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Collaborative research and development revenues:
Research and development fees	$2,943	$2,875
Reimbursed research and development costs	69	93

Total collaborative research and development revenues	3,012	2,968
Operating expenses:
Research and development	5,353	5,473
General and administrative	1,232	1,509

Total operating expenses	6,585	6,982

Loss from operations	(3,573)	(4,014)
Other (expense) income:
Interest income	13	413
Interest expense	(54)	(44)

Total other (expense) income, net	(41)	369

Loss before income taxes	(3,614)	(3,645)
Income taxes	—	—

Net loss	$(3,614)	$(3,645)

Net loss per share – basic and diluted	$(0.08)	$(0.08)

Weighted average common shares outstanding – basic and diluted	46,978,568	44,030,160

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(3,614)	$(3,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	205	168
Amortization of technology licenses and related costs	10	12
Write-off of technology licenses and related costs	9	—
Stock-based compensation	446	679
Changes in operating assets and liabilities:
Accounts receivable	2	(76)
Prepaid expenses and other current and non-current assets	(1,153)	(988)
Accounts payable and accrued expenses	1,024	(772)
Other liabilities	(25)	284
Deferred revenue	(1,556)	(2,875)

Net cash used in operating activities	(4,652)	(7,213)

Investing activity
Acquisition of property and equipment	(44)	(478)

Net cash used in investing activity	(44)	(478)

Financing activities
Proceeds from sale of common stock and warrants, net of issuance costs	—	9,994
Payments on equipment debt financing	(225)	(176)
Proceeds from equipment debt financing	—	343
Proceeds from exercise of stock options	—	21

Net cash (used in) provided by financing activities	(225)	10,182

(Decrease) increase in cash and cash equivalents	(4,921)	2,491
Cash and cash equivalents at beginning of period	34,215	43,513

Cash and cash equivalents at end of period	$29,294	$46,004

Supplemental disclosure of cash flow information
Cash paid for interest	$58	$47

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

March 31, 2009

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008.

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

Liquidity

The Company expects to incur losses from operations for at least the next several years. In particular, the Company expects to incur increasing research and development expense and general and administrative expense in the future. The Company believes its existing cash and cash equivalents, including the $12.0 million up front license fee from Pfizer received in August 2007 and the gross proceeds of approximately $15.0 million from the Pfizer equity investments completed in August 2007 and February 2008 will be sufficient to enable it to fund its operating expenses, obligations under its equipment debt financing and capital expenditure requirements through the second quarter of 2010. The Company’s future capital requirements will depend on many factors, including:

•	the scope and results of its research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which it acquires or invests in businesses, products and technologies;

•	the success of its collaboration with Pfizer; and

•	its ability to establish and maintain additional collaborations.

The Company does not anticipate that it will generate product revenue for at least the next several years. In the absence of additional funding, the Company expects its continuing operating losses to result in increases in its cash used in operations over the next several quarters and years. To the extent its capital resources are insufficient to meet future capital requirements, the Company will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for collaboration revenue it expects to receive from Pfizer as funding for research and development activities through August 2009, the Company does not currently have any commitments for future external funding.

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require it to relinquish rights to certain drug candidates that it might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute the ownership of the Company’s equity investors.

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

In connection with the Company’s research and development collaboration with Pfizer, a non-refundable upfront license fee was received. Revenues from non-refundable upfront license fees, which the Company does not believe to be specifically tied to a separate earnings process, are recognized ratably over the term of the agreement. With respect to the Company’s collaboration with Pfizer, this period is the initial term of the research phase of the collaboration. Research and development services provided under the Company’s collaboration agreement with Pfizer are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreement with Pfizer allows for research term extensions upon mutually agreeable terms. Revenues from contract extensions are recognized as the extended services are performed.

Revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with the Company’s collaboration with Pfizer are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”) and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). According to the criteria established by these EITF issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

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

	Three Months Ended March 31,
	2009	2008
Outstanding common stock options	5,683,558	5,552,025
Restricted stock units	1,785,347	588,085
Outstanding warrants	5,218,920	5,218,920

Total	12,687,825	11,359,030

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial statements.

In November 2007, the EITF of the FASB reached consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF Issue No. 07-1”). EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 was effective for fiscal years beginning after December 15, 2008 and has been applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF Issue No. 07-1 did not have a material impact to the Company’s financial statements.

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

2. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), using the modified prospective method. The Company recognized $446,000 and $679,000 in stock-based compensation expense in operating expenses during the first quarter of 2009 and 2008, respectively.

During the first quarter of 2009, the Company granted 1,629,308 restricted stock units. The Company will recognize total compensation expense of $858,000, based on the market price of the common stock on the date of grant, over the restricted stock units’ vesting periods.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) contains a provision that allows for an automatic annual increase in the number of shares authorized under the 2004 Plan, beginning in 2006 and ending in 2014, subject to certain limitations specified in the 2004 Plan. On January 1, 2009, in accordance with the provisions of the 2004 Plan, there was an automatic increase of 1,000,000 shares authorized under the 2004 Plan.

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

Since our inception, we have incurred substantial losses and, as of March 31, 2009, we had an accumulated deficit of $130.1 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

The successful development of our product candidates is highly uncertain. We estimate that we will incur at least approximately $3.0 million over the course of the next year for the planned proof-of-concept trials for ICA-105665 in epilepsy and in pain. The actual amount of expenses is subject to a number of variables, including the lifting of the partial clinical hold related to epilepsy and the approval by the FDA of a proposed proof-of-concept study in epilepsy. Additionally, we expect to incur at least approximately $3.0 million over the course of the next year to complete the two ongoing proof-of-concept trials of senicapoc for the treatment of asthma. The conduct of these programs beyond these proof-of-concept studies will be dependent upon the availability of additional capital or the formation of one or more new collaborations.

Recent Developments

In March 2009, we initiated a Phase II proof-of-concept study of senicapoc, a novel orally available small molecule inhibitor of the KCa3.1 potassium ion channel, in patients with exercise-induced asthma. This study complements an ongoing proof-of-concept study in patients with allergic asthma which we initiated during the fourth quarter of 2008 and for which we completed enrollment in April 2009.

In March 2009, we received notification from the U.S. Food and Drug Administration, or FDA, that ICA-105665, a novel orally administered opener of KCNQ channel subtypes under development for the treatment of epilepsy and neuropathic pain, had been placed on partial clinical hold for epilepsy due to findings in certain high dose preclinical studies. We are in the process of conducting additional preclinical studies to address the issues raised by the FDA, and expect to submit additional data to the FDA along with the protocol for a planned proof-of-concept study in patients with photosensitive epilepsy. If the FDA lifts the clinical hold and approves the protocol, we expect to initiate the proof-of-concept study in epilepsy patients during the second half of this year. The partial clinical hold does not apply to the development of ICA-105665 for pain, and we expect to initiate a proof-of-concept pain trial during the third quarter of this year.

In April 2009, we reported the results of the Phase I program for ICA-105665. The Phase I program consisted of two studies, a single ascending dose study conducted in healthy volunteers and a multiple ascending dose study conducted in both healthy volunteers and epilepsy patients. In both studies, ICA-105665 was well tolerated at all dose levels, with no serious adverse events, no dose limiting toxicities, and no dropouts. Adverse events related to the central nervous system were mild and consistent with those of other anti-epileptic drugs. Pharmacokinetics were linear, dose proportional, and consistent with the potential for twice daily dosing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accrued expenses, research and development, stock-based compensation and accounting for income taxes. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on March 16, 2009.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Collaborative Research and Development Revenues

Collaborative research and development revenues were $3.0 million for the three months ended March 31, 2009 and 2008, and consisted primarily of research and development funding and amortization of the initial upfront payment related to our collaboration with Pfizer for both periods.

Research and Development Expense

Research and development expense decreased by $120,000, or 2%, to $5.4 million for the three months ended March 31, 2009 from $5.5 million for the three months ended March 31, 2008. The decrease was due primarily to a decrease of $418,000 in expenses associated with our epilepsy and neuropathic pain program, a decrease of $122,000 in equity compensation expense, a decrease of $90,000 in patent expense, a decrease of $64,000 in laboratory supplies expense, a decrease of $62,000 in pharmacology study expenses and a decrease of $60,000 in outsourced chemistry expense, partially offset by an increase of $640,000 in expenses related to the development of senicapoc for asthma and an increase of $121,000 in salary and benefits expense.

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

Development Program	Three months ended March 31,		Cumulative from Inception
	2009	2008
	(in thousands)		(in thousands)
Senicapoc	$930	$284	$49,899
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	746	1,168	18,777

Total	$1,676	$1,452	$68,676

General and Administrative Expense

General and administrative expense decreased by $277,000, or 18%, to $1.2 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008. The decrease was due primarily to a decrease of $110,000 in equity compensation expense, a decrease of $86,000 in salary and benefits expense, a decrease of $54,000 in corporate development expense and a decrease of $52,000 in accounting expense, partially offset by an increase of $53,000 in legal expense.

Interest Income and Interest Expense

Interest income decreased by $400,000, or 97%, to $13,000 for the three months ended March 31, 2009, from $413,000 for the three months ended March 31, 2008. The decrease in interest income was attributable to decreased interest rates and a lower average balance of cash and cash equivalents during the period.

Interest expense increased by $10,000, or 23%, to $54,000 for the three months ended March 31, 2009 from $44,000 for the three months ended March 31, 2008. The increase in interest expense was attributable to increased weighted average borrowings outstanding under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At March 31, 2009, our cash and cash equivalents were $29.3 million as compared to $34.2 million at December 31, 2008. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

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

In August 2007, in connection with the collaborative research and license agreement with Pfizer, we also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of our common stock. In a first closing of the transaction on August 20, 2007, we sold 2,688,172 shares of common stock to Pfizer at a price of $1.86 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to us of $5.0 million. In a subsequent closing of the transaction on February 13, 2008, we sold an additional 5,847,953 shares of common stock to Pfizer at a price of $1.71 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of our exercise of our put option to sell the shares, resulting in gross proceeds to us of $10.0 million.

Cash Flows

Net cash used in operating activities was $4.7 million for the three months ended March 31, 2009. This reflects a net loss of approximately $3.6 million, a decrease of $1.6 million in deferred revenue and an increase of $1.2 million in prepaid expenses and other current and non-current assets. These amounts were partially offset by an increase of $1.0 million in accounts payable and accrued expenses, $446,000 of non-cash expenses related to stock-based compensation and $205,000 of non-cash expenses related to depreciation and amortization of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2009 was $44,000 related to the purchase of property and equipment.

Net cash used in financing activities during the three months ended March 31, 2009 was $225,000 and consisted of principal repayments related to our equipment debt financing.

Net cash used in operating activities was $7.2 million for the three months ended March 31, 2008. This reflects a net loss of $3.6 million, a decrease of $2.9 million in deferred revenue, an increase of $1.0 million in prepaid expenses and other current and non-current assets and a decrease of $772,000 in accounts payable and accrued expenses. These amounts were partially offset by $679,000 of non-cash expenses related to stock-based compensation, an increase in other liabilities of $284,000 and $168,000 of non-cash expenses related to depreciation and amortization of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2008 was $478,000 related to the purchase of property and equipment.

Net cash generated by financing activities during the three months ended March 31, 2008 was $10.2 million and consisted primarily of $10.0 million in net proceeds from the Pfizer equity investment completed in February 2008 and $343,000 in proceeds related to our equipment debt financing, partially offset by $176,000 in principal repayments related to our equipment debt financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of December 31, 2008 are described in our Annual Report on Form 10-K.

Funding Requirements

We expect to incur losses from operations for at least the next several years. In particular, as described above, we expect to incur increasing research and development expense and general and administrative expense in the future. We believe our existing cash and cash equivalents, including the $12.0 million up front license fee from Pfizer received in August 2007 and the gross proceeds of approximately $15.0 million from the Pfizer equity investments completed in August 2007 and February 2008 will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements through the second quarter of 2010. Our future capital requirements will depend on many factors, including:

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact on our financial statements.

In November 2007, the EITF of the FASB reached consensus on Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF Issue No. 07-1. EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 was effective for fiscal years beginning after December 15, 2008 and has been applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF Issue No. 07-1 did not have a material impact on our financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A—RISK FACTORS

The following discussion includes three revised risk factors (“If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business,” “We depend heavily on the success of our most advanced internal product candidates, ICA-105665 and our other lead compounds for epilepsy and neuropathic pain and senicapoc for asthma, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed,” and “We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans.”) that reflects material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of March 31, 2009, we had an accumulated deficit of $130.1 million. We have incurred losses in each year since our inception in 1992. Our net losses were $3.6 million for the three months ended March 31, 2009, $14.8 million in 2008, $10.9 million in 2007 and $24.8 million in 2006. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that our existing cash and cash equivalents, including the gross proceeds of $10.0 million from our exercise of the equity put option with Pfizer in February 2008, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements through the second quarter of 2010. Our future capital requirements will depend on many factors, including:

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

The closing bid price of our common stock on the Nasdaq Global Market was $0.48 on April 30, 2009, and has been below $1.00 each trading day since November 10, 2008. Nasdaq has temporarily suspended enforcement of the minimum bid price requirement through July 19, 2009 due to current economic conditions. However, it is possible that after Nasdaq resumes enforcement of the requirement on July 20, 2009, the minimum bid price of our common stock could remain below the required level for 30 consecutive business days such that we are no longer in compliance. We may seek shareholder approval to effect a reverse stock split to prevent our common stock from dropping below the minimum bid price requirement; however, a reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and neuropathic pain and senicapoc are at an early stage. We submitted an Investigational New Drug, or IND, and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. The results of these Phase I trials were reported during the second quarter of 2009. In March 2009, we received notification from the FDA, that, based on a review of certain preclinical data, ICA-105665 has been placed on partial clinical hold. This partial clinical hold relates to the development of ICA-105665 for epilepsy but does not pertain to studies of the compound for pain. We are conducting additional preclinical studies which we believe will address the issues raised in the partial clinical hold notification and thus enable the further development of ICA-105665 for epilepsy.

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

•

regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements. For example, in March 2009, we received notification from the FDA, that, based on a review of certain preclinical data, ICA-105665 has been placed on partial clinical hold;

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

During 2008, we completed a Phase I multiple dose escalation study of senicapoc to explore doses higher than those used in previous clinical trials. In October 2008, we initiated a Phase II proof-of-concept study of senicapoc in patients with allergic asthma, and in March 2009, we initiated a Phase II study of senicapoc in patients with exercise-induced asthma. Analyses of data from these Phase II trials or data from future trials may reveal information that leads us to discontinue development of senicapoc in asthma or other indications.

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

We rely heavily on independent clinical investigators, contract research organizations and other third-party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA closely monitors the progress of clinical trials that are conducted in the U.S., and the Food and Drug Administration Amendments Act of 2007, or FDAAA, significantly expands the federal government’s clinical trial registry to cover more trials and more information, including information on the results of completed trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 2,668,172 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 5,847,953 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 8,516,125 shares to Pfizer, which owns approximately 18% of our common stock as of April 30, 2009, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

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

As of April 30, 2009, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 64% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

Our corporate charter documents, our stockholder rights plan, Delaware law and our purchase agreement for the equity investment by Pfizer contain provisions that may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2009, we had 46,995,276 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 11,200,000 shares of our common stock, which include the 8,516,125 shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the first quarter of 2009.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser, in the first quarter of 2009.

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
(Duly authorized officer and principal financial and accounting officer)

Date: May 7, 2009

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