Form 10-Q
period 2009-06-30
ICAGEN INC
filed 2009-08-07
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34217

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

As of July 31, 2009, there were outstanding 47,058,604 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS – UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,130	$34,215
Accounts receivable	19	14
Prepaid expenses and other	1,517	568

Total current assets	25,666	34,797
Non-current assets:
Property and equipment, net	2,221	2,586
Technology licenses and related costs, net of accumulated amortization of $376 and $383 as of June 30, 2009 and December 31, 2008, respectively	354	392
Deposits and other	131	105

Total assets	$28,372	$37,880

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,790	$1,436
Accrued expenses	513	892
Current portion of deferred revenue	1,605	5,378
Current portion of equipment debt financing	497	662

Total current liabilities	4,405	8,368
Deferred revenue, less current portion	—	56
Equipment debt financing, less current portion	721	971
Other non-current liabilities	357	373

Total liabilities	5,483	9,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2009 and December 31, 2008; 47,028,604 and 46,906,589 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	47	47
Additional paid-in capital	155,275	154,505
Accumulated deficit	(132,433)	(126,440)

Total stockholders’ equity	22,889	28,112

Total liabilities and stockholders’ equity	$28,372	$37,880

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collaborative research and development revenues:
Research and development fees	$2,944	$2,949	$5,887	$5,824
Reimbursed research and development costs	64	235	133	328

Total collaborative research and development revenues	3,008	3,184	6,020	6,152
Operating expenses:
Research and development	4,238	5,620	9,591	11,093
General and administrative	1,107	1,526	2,339	3,035

Total operating expenses	5,345	7,146	11,930	14,128

Loss from operations	(2,337)	(3,962)	(5,910)	(7,976)
Other (expense) income:
Interest income	6	298	19	711
Interest expense	(48)	(49)	(102)	(93)

Total other (expense) income, net	(42)	249	(83)	618

Loss before income taxes	(2,379)	(3,713)	(5,993)	(7,358)
Income taxes	—	—	—	—

Net loss	$(2,379)	$(3,713)	$(5,993)	$(7,358)

Net loss per share – basic and diluted	$(0.05)	$(0.08)	$(0.13)	$(0.16)

Weighted average common shares outstanding – basic and diluted	47,002,455	46,834,932	46,990,577	45,432,546

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(5,993)	$(7,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	409	380
Amortization of technology licenses and related costs	20	24
Stock-based compensation	772	1,319
Write-off of technology license and related costs	18	—
Changes in operating assets and liabilities:
Accounts receivable	(5)	(164)
Prepaid expenses and other current and non-current assets	(975)	(584)
Accounts payable and accrued expenses	(25)	(1,401)
Other liabilities	(33)	301
Deferred revenue	(3,829)	(2,539)

Net cash used in operating activities	(9,641)	(10,022)

Investing activities
Acquisition of property and equipment	(44)	(1,111)

Net cash used in investing activities	(44)	(1,111)

Financing activities
Proceeds from sale of common stock and warrants, net of issuance costs	—	9,994
Proceeds from equipment debt financing	—	559
Payments on equipment debt financing	(415)	(372)
Proceeds from exercise of stock options and warrants	15	54

Net cash (used in) provided by financing activities	(400)	10,235

(Decrease) in cash and cash equivalents	(10,085)	(898)
Cash and cash equivalents at beginning of period	34,215	43,513

Cash and cash equivalents at end of period	$24,130	$42,615

Supplemental disclosure of cash flow information
Cash paid for interest	$99	$98

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

June 30, 2009

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

Liquidity

The Company expects to incur losses from operations for at least the next several years. The Company believes that based on its current operating plan, its existing cash and cash equivalents, which were provided primarily from the $12.0 million up front license fee from Pfizer received in August 2007 and the gross proceeds of approximately $15.0 million from the Pfizer equity investments completed in August 2007 and February 2008, will be sufficient to enable it to fund its operating expenses, obligations under its equipment debt financing and capital expenditure requirements for at least the next twelve months. The Company will need additional funds to meet its obligations and fund operations beyond that time. In order to conserve capital, the Company recently implemented a limited reduction of its workforce. If the Company is not able to secure adequate funding on a timely basis or at all, the Company may be required to significantly curtail one or more of its discovery or development programs or other aspects of its operations. The Company’s future capital requirements will depend on many factors, including:

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

The Company does not anticipate that it will generate product revenue for at least the next several years. To the extent its capital resources are insufficient to meet future capital requirements, the Company will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Research funding under the Company’s collaboration with Pfizer will expire in August 2009 unless the initial two-year research term of the collaboration is extended. The Company is currently in discussions with Pfizer concerning the terms of a potential renewal of the research collaboration. The Company does not currently have any commitments for future external funding.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Outstanding common stock options	5,702,788	5,631,756	5,693,226	5,591,891
Restricted stock units	2,068,091	612,650	1,927,500	600,367
Outstanding warrants	5,218,920	5,218,920	5,218,920	5,218,920

Total	12,989,799	11,463,326	12,839,646	11,411,178

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. SFAS 168 is effective July 1, 2009 and will apply to all interim periods ending after September 15, 2009. SFAS 168 will amend the Company’s disclosure for references to accounting guidance to include reference to the applicable section of the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is currently effective for the Company for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a significant impact upon the Company’s accounting for and disclosure of subsequent events.

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

2. Stock-Based Compensation

The Company recognized stock-based compensation expense of $327,000 and $640,000 during the three months ended June 30, 2009 and 2008, respectively, and $772,000 and $1,319,000 during the six months ended June 30, 2009 and 2008, respectively.

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

4. Subsequent Events

The Company has evaluated subsequent events through August 7, 2009, the date of issuance of the Company’s financial statements for the six months ended June 30, 2009. In July 2009, the Company implemented a number of cost savings measures, including a limited workforce reduction, in order to conserve cash. The Company expects to record restructuring charges of approximately $400,000 in the third quarter of 2009 related to termination benefits. The restructuring costs will be accounted for pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

Since our inception, we have incurred substantial losses and, as of June 30, 2009, we had an accumulated deficit of $132.4 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

The successful development of our product candidates is highly uncertain. We estimate that we will incur at least approximately $3.0 million over the course of the next year for the planned proof-of-concept trials for ICA-105665 in epilepsy and in pain. Additionally, we expect to incur at least approximately $1.0 million over the course of the next year to complete the two ongoing proof-of-concept trials of senicapoc for the treatment of asthma. The conduct of these programs beyond these proof-of-concept studies will be dependent upon the availability of additional capital or the formation of one or more new collaborations.

Recent Developments

In July 2009, the U.S. Food and Drug Administration, or the FDA, lifted the partial clinical hold related to the development of ICA-105665, our novel orally available small molecule KCNQ potassium channel agonist, for the treatment of epilepsy. We expect to initiate the proof-of-concept study in epilepsy patients during the third quarter of this year. In addition, we expect to initiate a proof-of-concept pain study in healthy volunteers during the third quarter of this year.

In June 2009, we completed enrollment of our Phase II proof-of-concept study of senicapoc, a novel orally available small molecule inhibitor of the KCa3.1 potassium ion channel, in patients with exercise-induced asthma. This study complements an ongoing proof-of-concept study in patients with allergic asthma which we initiated during the fourth quarter of 2008 and for which we completed enrollment in April 2009.

In June 2009, we announced that we had retained J.P. Morgan to provide advice and assistance on a range of possible transactions, including the formation of one or more collaborations or the potential acquisition of the Company. We also announced that we have not determined whether to pursue any particular strategic alternative, and, given market conditions and discussions with third parties to date, expect that the process may extend over the next two quarters and possibly longer. Finally, we noted that we do not expect to provide any updates until the process or any strategic transaction has concluded. There can be no assurance that, if any transaction is commenced, it will be completed or as to the value that any such transaction might have for our stockholders.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $176,000, or 6%, to $3.0 million for the three months ended June 30, 2009 from $3.2 million for the three months ended June 30, 2008, and consisted of research and development funding and amortization of the initial upfront payment related to our collaboration with Pfizer for both periods. The decrease was due primarily to a $171,000 decrease in reimbursement for research and development expenses as a result of a reduction in the corresponding expenses.

Research and Development Expense

Research and development expense decreased by $1.4 million, or 25%, to $4.2 million for the three months ended June 30, 2009 from $5.6 million for the three months ended June 30, 2008. The decrease was due primarily to a decrease of $1.2 million in expenses associated with our epilepsy and neuropathic pain program, a decrease of $326,000 in patent expense, a decrease of $135,000 in equity compensation expense, a decrease of $65,000 in license fee expense, a decrease of $64,000 in pharmacology study expenses and a decrease of $62,000 in outsourced chemistry expense, partially offset by an increase of $575,000 in expenses related to the development of senicapoc for asthma.

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

	Three months ended June 30,		Cumulative from
Development Program	2009	2008	Inception
	(in thousands)
Senicapoc	$818	$269	$50,717
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	124	1,347	18,901

Total	$942	$1,616	$69,618

General and Administrative Expense

General and administrative expense decreased by $419,000, or 27%, to $1.1 million for the three months ended June 30, 2009 from $1.5 million for the three months ended June 30, 2008. The decrease was due primarily to a decrease of $178,000 in equity compensation expense, a decrease of $81,000 in auditing expense, a decrease of $76,000 in corporate development expense and a decrease of $65,000 in salary and benefits expense.

Interest Income and Interest Expense

Interest income decreased by $292,000, or 98%, to $6,000 for the three months ended June 30, 2009, from $298,000 for the three months ended June 30, 2008. The decrease in interest income was attributable to decreased interest rates and a lower average balance of cash and cash equivalents during the period.

Interest expense decreased by $1,000, or 2%, to $48,000 for the three months ended June 30, 2009 from $49,000 for the three months ended June 30, 2008. The decrease in interest expense was attributable to decreased weighted average borrowings outstanding under our equipment debt financing.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $132,000, or 2%, to $6.0 million for the six months ended June 30, 2009 from $6.2 million for the six months ended June 30, 2008. The decrease was due primarily to a $195,000 decrease in reimbursement for research and development expenses as a result of a reduction in the corresponding expenses.

Research and Development Expense

Research and development expense decreased by $1.5 million, or 14%, to $9.6 million for the six months ended June 30, 2009 from $11.1 million for the six months ended June 30, 2008. The decrease was due primarily to a decrease of $1.6 million in expenses associated with our epilepsy and neuropathic pain program, a decrease of $416,000 in patent expense, a decrease of $257,000 in equity compensation expense, a decrease of $155,000 in pharmacology study expenses, a decrease of $122,000 in outsourced chemistry expense, a decrease of $94,000 in license fee expense and a decrease in the aggregate of $182,000 related to travel expense, laboratory supply expense and software license expense, partially offset by an increase of $1.2 million in expenses related to the development of senicapoc for asthma and an increase of $192,000 in salary and benefits expense.

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

	Six months ended June 30,		Cumulative from
Development Program	2009	2008	Inception
	(in thousands)
Senicapoc	$1,747	$553	$50,717
ICA-105665 and other lead compounds for epilepsy and neuropathic pain	870	2,515	18,901

Total	$2,617	$3,068	$69,618

General and Administrative Expense

General and administrative expense decreased by $696,000, or 23%, to $2.3 million for the six months ended June 30, 2009 from $3.0 million for the six months ended June 30, 2008. The decrease was due primarily to a decrease of $288,000 in equity compensation expense, a decrease of $151,000 in salary and benefits expense, a decrease of $133,000 in audit and tax expense and a decrease of $128,000 in corporate development expense.

Interest Income and Interest Expense

Interest income decreased $692,000, or 97%, to $19,000 for the six months ended June 30, 2009 from $711,000 for the six months ended June 30, 2008. The decrease in interest income was attributable to decreased interest rates and a lower average balance of cash and cash equivalents during the period.

Interest expense increased $9,000, or 10%, to $102,000 for the six months ended June 30, 2009 from $93,000 for the six months ended June 30, 2008. The increase in interest expense was attributable to increased average borrowings under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At June 30, 2009, our cash and cash equivalents were $24.1 million as compared to $34.2 million at December 31, 2008. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

In August 2007, we entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer is providing us with research and development funding over a two-year research period concluding in August 2009 pursuant to the agreement. We are currently negotiating the terms of a possible extension of the research period with Pfizer, but there can be no assurance that such an extension will be secured. Pfizer is obligated to make payments to us upon achievement of specified research, development, regulatory and commercialization milestones of up to $359.0 million for each drug candidate developed. We are also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales.

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

Cash Flows

Net cash used in operating activities was $9.6 million for the three months ended June 30, 2009. This reflects a net loss of approximately $6.0 million, a decrease of $3.8 million in deferred revenue and an increase of $975,000 in prepaid expenses and other current and non-current assets. These amounts were partially offset by $772,000 of non-cash expenses related to stock-based compensation and $409,000 of non-cash expenses related to depreciation and amortization of property and equipment.

Net cash used in investing activities in the three months ended June 30, 2009 was $44,000, consisting of the purchase of property and equipment.

Net cash used in financing activities during the three months ended June 30, 2009 was $400,000 and consisted primarily of principal repayments related to our equipment debt financing.

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

Funding Requirements

We expect to incur losses from operations for at least the next several years. We believe, based upon our current operating plan, that our existing cash and cash equivalents, which were provided primarily from the $12.0 million up front license fee from Pfizer received in August 2007 and the gross proceeds of approximately $15.0 million from the Pfizer equity investments completed in

August 2007 and February 2008, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements at least for the next twelve months. We will need additional funds to meet our obligations and fund our operations beyond that time. Our future capital requirements will depend on many factors, including:

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

We do not anticipate that we will generate product revenue for at least the next several years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Research funding under our collaboration with Pfizer will expire in August 2009 unless the initial two-year research term of the collaboration is extended. The Company is currently in discussions with Pfizer concerning the terms of a potential renewal of the research collaboration. We do not currently have any commitments for future external funding.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168. SFAS No. 168 establishes the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. SFAS 168 is effective July 1, 2009 and will apply to all interim periods ending after September 15, 2009. SFAS 168 will amend our disclosure for references to accounting guidance to include reference to the applicable section of the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is currently effective for us for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a significant impact upon the accounting for and disclosure of subsequent events.

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

In November 2007, the Emerging Issues Task Force, or EITF, of the FASB reached consensus on Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF Issue No. 07-1. EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 was effective for fiscal years beginning after December 15, 2008 and has been applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF Issue No. 07-1 did not have a material impact on our financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes eight revised risk factors (“We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability,” “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts,” “Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may exacerbate the other risks that affect our business,” “If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business,” “We depend heavily on the success of our most advanced internal product candidates, ICA-105665 and our other lead compounds for epilepsy and neuropathic pain and senicapoc for asthma, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed,” “We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans,” “We depend significantly on collaborations with third parties to discover, develop and commercialize some of our product candidates,” and “If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.”) that reflects material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of June 30, 2009, we had an accumulated deficit of $132.4 million. We have incurred losses in each year since our inception in 1992. Our net losses were $6.0 million for the six months ended June 30, 2009, $14.8 million in 2008, $10.9 million in 2007 and $24.8 million in 2006. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We expect our research and development expenses to continue and, if sufficient funding is available and the scope of the clinical trials that we are conducting expands, to increase in connection with our ongoing activities. In addition, subject to regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, particularly in the current economic environment. An inability to raise necessary funds would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that, based upon our current operating plan, our existing cash and cash equivalents, including the gross proceeds of $10.0 million from our exercise of the equity put option with Pfizer in February 2008, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next twelve months. We will need additional funds to meet our obligations and fund operations beyond that time. In order to conserve capital, we recently implemented a limited reduction of our workforce. If we are not able to secure adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs or other aspects of our operations. Our future capital requirements will depend on many factors, including:

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

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, constraints in access to capital, extreme volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These economic conditions have had, and we expect will continue to have, an adverse impact on the pharmaceutical and biotechnology industries. Our business depends on our ability to raise substantial additional capital and to maintain and enter into new collaborative research, development and commercialization agreements with leading pharmaceutical and biotechnology companies. Current market conditions could impair our ability to raise additional capital when needed for our research and development programs, or on attractive terms. Our arrangements with collaborators typically require our collaborators to make a significant commitment of capital and other resources. Recent economic conditions may reduce the amount of discretionary investment that our current collaborator and prospective collaborators may have available to invest in our business. This may result in prospective collaborators electing to defer entering into collaborative agreements with us, or our existing collaborator choosing not to extend our existing collaboration beyond the initial two-year research term, which expires in August 2009. A reduction in research and development funding, even if economic conditions improve, would significantly adversely impact our business, operating results and financial condition.

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

The closing bid price of our common stock on the Nasdaq Global Market was $0.61 on July 31, 2009, and has been below $1.00 each trading day since November 10, 2008. Nasdaq had temporarily suspended enforcement of the minimum bid price requirement through July 31, 2009 due to current economic conditions. However, Nasdaq has provided notification that it intends to resume enforcement of this requirement as of August 3, 2009. As a result, it is likely that we will be subject to a delisting of our common stock from the Nasdaq Global Market in the near future. We may seek shareholder approval to effect a reverse stock split to prevent our common stock from dropping below the minimum bid price requirement; however, a reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and neuropathic pain and senicapoc are at an early stage. We submitted an Investigational New Drug, or IND, and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. The results of these Phase I trials were reported during the second quarter of 2009. In March 2009, we received notification from the FDA, that, based on a review of certain preclinical data, ICA-105665 had been placed on partial clinical hold. This partial clinical hold related to the development of ICA-105665 for epilepsy but did not pertain to studies of the compound for pain. We submitted to the FDA additional preclinical data along with a revised protocol for a study of ICA-105665 in patients with photosensitive epilepsy. In July, the FDA lifted the partial clinical hold. Accordingly, we plan to initiate a study in patients with photosensitive epilepsy during the third quarter of 2009.

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

•

regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements. For example, in March 2009, we received notification from the FDA, that, based on a review of certain preclinical data, ICA-105665 had been placed on partial clinical hold;

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to one such collaboration with Pfizer. In 2008, research funding from our collaboration with Pfizer accounted for all of our net revenues. Our collaboration with McNeil terminated effective September 18, 2007. Our collaboration with Bristol-Myers Squibb concluded in the third quarter of 2007 upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. Unless the initial two-year term of the research phase of the collaboration is extended, the substantial majority of our research funding under our collaboration with Pfizer is scheduled to end in August 2009. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

Our business requires us to maintain a significant number of qualified scientific and commercial personnel, including clinical development, regulatory, marketing and sales executives and field personnel, as well as administrative personnel. We recently implemented a number of cost savings measures in an effort to conserve cash, including a limited reduction in the workforce. There is competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to retain and attract, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

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

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 2,668,172 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 5,847,953 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 8,516,125 shares to Pfizer, which owns approximately 18% of our common stock as of July 31, 2009, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

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

As of July 31, 2009, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 64% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2009, we had 47,058,604 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 11,200,000 shares of our common stock, which include the 8,516,125 shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the second quarter of 2009.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser, in the second quarter of 2009.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 2009, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1.	Election of two Class II directors for the next three years (there were no abstentions or broker non-votes in connection with the election of directors):

	For	Withheld
Charles A. Sanders	39,445,606	410,961
Adeoye Y. Olukotun	38,780,493	1,076,074

In addition to the directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: André L. Lamotte, Sc.D., Richard G. Morrison, Ph.D., P. Kay Wagoner, Ph.D, Anthony B. Evnin, Ph.D., Dennis B. Gillings, CBE, Ph.D., and Martin A. Simonetti.

2.	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009:

For	Against	Abstain	Broker Non-Votes
39,722,671	101,892	32,002	N/A

3.	Approval of the rights agreement entered into between us and American Stock Transfer & Trust Company LLC, as rights agent, on December 2, 2008:

For	Against	Abstain	Broker Non-Votes
21,654,047	2,351,715	14,900	15,835,905

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

Date: August 7, 2009

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