Form 10-Q
period 2009-09-30
ICAGEN INC
filed 2009-11-09
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

As of October 31, 2009, there were outstanding 47,182,222 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS - UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,051	$34,215
Accounts receivable	30	14
Prepaid expenses and other	934	568

Total current assets	22,015	34,797

Non-current assets:
Property and equipment, net	2,021	2,586
Technology license and related costs, net of accumulated amortization of $385 and $383 as of September 30, 2009 and December 31, 2008, respectively	345	392
Deposits and other	118	105

Total assets	$24,499	$37,880

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,145	$1,436
Accrued expenses	817	892
Current portion of deferred revenue	1,414	5,378
Current portion of equipment debt financing	475	662

Total current liabilities	3,851	8,368
Deferred revenue, less current portion	—	56
Equipment debt financing, less current portion	594	971
Other non-current liabilities	349	373

Total liabilities	4,794	9,768
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2009 and December 31, 2008; 47,181,572 and 46,906,589 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	47	47
Additional paid-in capital	155,594	154,505
Accumulated deficit	(135,936)	(126,440)

Total stockholders’ equity	19,705	28,112

Total liabilities and stockholders’ equity	$24,499	$37,880

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collaborative research and development revenues:
Research and development fees	$2,154	$2,944	$8,041	$8,768
Reimbursed research and development costs	82	185	215	513

Total collaborative research and development revenues	2,236	3,129	8,256	9,281
Operating expenses:
Research and development	4,573	5,624	14,164	16,717
General and administrative	1,134	1,254	3,473	4,289

Total operating expenses	5,707	6,878	17,637	21,006

Loss from operations	(3,471)	(3,749)	(9,381)	(11,725)
Other (expense) income:
Interest income	8	226	27	937
Interest expense	(40)	(49)	(142)	(142)

Total other (expense) income, net	(32)	177	(115)	795

Loss before income taxes	(3,503)	(3,572)	(9,496)	(10,930)
Income taxes	—	—	—	—

Net loss	$(3,503)	$(3,572)	$(9,496)	$(10,930)

Net loss per share – basic and diluted	$(0.07)	$(0.08)	$(0.20)	$(0.24)

Weighted average common shares outstanding – basic and diluted	47,083,785	46,885,500	47,021,988	45,920,399

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(9,496)	$(10,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	612	586
Amortization of technology licenses and related costs	29	36
Stock-based compensation	1,027	1,797
Write-off of technology license and related costs	18	—
Changes in operating assets and liabilities:
Accounts receivable	(16)	(76)
Prepaid expenses and other current and non-current assets	(379)	(168)
Accounts payable and accrued expenses	(366)	(1,145)
Other liabilities	(49)	278
Deferred revenue	(4,020)	(4,094)

Net cash used in operating activities	(12,640)	(13,716)

Investing activities
Acquisition of property and equipment	(47)	(1,598)

Net cash used in investing activities	(47)	(1,598)

Financing activities
Proceeds from sale of common stock and warrants, net of issuance costs	—	9,994
Proceeds from equipment debt financing	—	1,021
Payments on equipment debt financing	(564)	(570)
Proceeds from exercise of stock options and warrants	87	58

Net cash (used in) provided by financing activities	(477)	10,503

(Decrease) in cash and cash equivalents	(13,164)	(4,811)
Cash and cash equivalents at beginning of period	34,215	43,513

Cash and cash equivalents at end of period	$21,051	$38,702

Supplemental disclosure of cash flow information
Cash paid for interest	$145	$145

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

September 30, 2009

(unaudited)

1. Company Description and Significant Accounting Policies

Company Description

Icagen, Inc. (“Icagen” or the “Company”) was incorporated in Delaware in November 1992. Icagen is a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. The Company has identified multiple drug candidates that modulate ion channels. These drug candidates were developed internally or through collaborative research programs. The Company is conducting research and development activities in a number of disease areas, including epilepsy, pain and inflammation.

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

Liquidity

The Company expects to incur losses from operations for at least the next several years. The Company believes that based on its current operating plan, its existing cash and cash equivalents, which were provided primarily from the $12.0 million up front license fee from Pfizer received in August 2007 and the gross proceeds of approximately $15.0 million from the Pfizer equity investments completed in August 2007 and February 2008, will be sufficient to enable it to fund its operating expenses, obligations under its equipment debt financing and capital expenditure requirements for at least the next twelve months. The Company will need additional funds to meet its obligations and fund operations beyond that time. In order to conserve capital, during the third quarter of 2009 the Company implemented a limited reduction of its workforce and other cost reduction measures. If the Company is not able to secure adequate funding on a timely basis or at all, the Company may be required to significantly curtail one or more of its discovery or development programs or other aspects of its operations. The Company’s future capital requirements will depend on many factors, including:

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

The Company does not anticipate that it will generate product revenue for at least the next several years. To the extent its capital resources are insufficient to meet future capital requirements, the Company will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company has renewed its research collaboration with Pfizer for a one year term through September 2010. Except for collaboration revenue it expects to receive from Pfizer as funding for research and development activities, the Company does not currently have any commitments for future external funding.

Icagen, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009

(unaudited)

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

Revenue Recognition

The Company’s collaboration agreements contain multiple elements, including non-refundable upfront license fees, payments for reimbursement of research and development costs, payments for ongoing research and development, payments associated with achieving development, regulatory and commercialization milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”) and Accounting Standards Codification (“ASC”) 605 (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-21), Revenue Arrangements with Multiple Deliverables (“ASC 605”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related program, such as the initiation or completion of clinical trials, filing for approval with regulatory agencies, receipt of approvals by regulatory agencies and the achievement of commercial milestones. Revenues from milestone payments may be considered separable from funding for research and development services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, these payments could be recognized as revenue if and when the performance milestone is achieved if they represent a separate earnings process as described in ASC 605.

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

Revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with the Company’s collaboration with Pfizer are recorded in compliance with ASC 605 (formerly EITF Issue No. 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent and ASC 605 (formerly EITF Issue No. 01-14), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. According to the criteria established by these EITF issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

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

Icagen, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009

(unaudited)

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the provisions of ASC 740 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109), Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of the Company’s assets and liabilities and are estimated using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260 (formerly SFAS No. 128), “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net loss per share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options, shares issuable upon the vesting of restricted stock units and shares issuable upon the exercise of warrants. For periods presented, Diluted EPS is identical to Basic EPS because common share equivalents, including all of the Company’s outstanding stock options, outstanding restricted stock units and outstanding warrants, are excluded from the calculation, as their effect is antidilutive. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Outstanding common stock options	5,665,167	5,679,711	5,683,770	5,621,378
Restricted stock units	1,984,456	584,397	1,946,694	595,005
Outstanding warrants	5,218,920	5,218,920	5,218,920	5,218,920

Total	12,868,543	11,483,028	12,849,384	11,435,303

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105 (formerly SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”( “ASC 105”). ASC 105 establishes the ASC as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. ASC 105 was effective July 1, 2009 and applies to all interim periods ending after September 15, 2009. Therefore, the Company adopted ASC 105 for the reporting in our 2009 third quarter. The adoption of ASC 105 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165), “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 was effective for the Company for the quarter ended June 30, 2009. The adoption ASC 855 did not have a significant impact upon the Company’s accounting for and disclosure of subsequent events.

In December 2007, the FASB issued ASC 805 (formerly SFAS No. 141R), “Business Combinations” “(ASC 805”). ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and

Icagen, Inc.

Notes to Condensed Financial Statements—(Continued)

September 30, 2009

(unaudited)

measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of ASC 805 did not have a material impact on the Company’s financial statements.

In November 2007, the EITF of the FASB reached consensus on ASC 808 (formerly EITF Issue No. 07-1), “Accounting for Collaborative Arrangements” (“ASC 808”). ASC 808 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. ASC 808 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. ASC 808 was effective for fiscal years beginning after December 15, 2008 and has been applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of ASC 808 did not have a material impact to the Company’s financial statements.

In September 2006, the FASB issued ASC 820 (formerly SFAS No. 157), “Fair Value Measurements” “(ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. ASC 820 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value at least annually. It is effective for fiscal years beginning after November 15, 2008 for all other nonfinancial assets and liabilities. ASC 820 is to be applied prospectively. The adoption of the requirements of ASC 820 that were effective January 1, 2008 and January 1, 2009 did not have a material impact on the Company’s financial statements.

2. Stock-Based Compensation

The Company recognized stock-based compensation expense of $254,000 and $479,000 during the three months ended September 30, 2009 and 2008, respectively, and $1,027,000 and $1,797,000 during the nine months ended September 30, 2009 and 2008, respectively.

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

4. Restructuring

In July 2009, the Company implemented a number of cost savings measures, including a limited workforce reduction, in order to conserve cash. The Company recorded restructuring charges of approximately $379,000 in the third quarter of 2009 related to termination benefits. The restructuring costs are being accounted for pursuant to ASC 420 (formerly “SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes the activity in the restructuring accrual for the nine months ended September 30, 2009:

	Balance at December 31, 2008	Charges	Payments	Balance at September 30, 2009
Severance Costs	$—	$379	$(103)	$276

Total	$—	$379	$(103)	$276

5. Subsequent Event

The Company has evaluated subsequent events through November 9, 2009, the date of issuance of the Company’s financial statements for the nine months ended September 30, 2009. In September 2009, the Company reported top line results of a Phase IIa proof-of-concept study of senicapoc in allergic asthma. In this study, senicapoc demonstrated a modest reduction in the late asthmatic response (LAR) to a challenge of inhaled allergen. In October 2009, the Company reported top line results of a Phase IIa proof-of-concept study of senicapoc in exercise induced asthma. In this study, senicapoc failed to demonstrate an effect on the primary study endpoints. The Company is completing the analysis of both data sets from these two proof-of-concept studies, but does not plan to pursue the further clinical development of senicapoc for asthma.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. We are conducting research and development activities in a number of disease areas, including epilepsy, pain and inflammation.

Since our incorporation in November 1992, we have devoted substantially all of our resources to the discovery and development of drug candidates with activity at ion channels. We currently have one clinical development program, as well as other drug discovery programs addressing specific ion channel targets. We have not received approval to market any product and, to date, have received no product revenues.

Since our inception, we have incurred substantial losses and, as of September 30, 2009, we had an accumulated deficit of $135.9 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure.

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

The successful development of our product candidates is highly uncertain. We estimate that we will incur at least approximately $2.0 million over the course of the next nine months for the planned proof-of-concept trials for ICA-105665 in epilepsy and in pain. The conduct of this program beyond these proof-of-concept studies will be dependent upon the availability of additional capital or the formation of one or more new collaborations.

Recent Developments

In July 2009, the U.S. Food and Drug Administration, or the FDA, lifted the partial clinical hold related to the development of ICA-105665, our novel orally available small molecule KCNQ potassium channel agonist, for the treatment of epilepsy. Accordingly, in September 2009, we initiated a proof-of-concept study of ICA-105665 in patients with photosensitive epilepsy. In addition, in September 2009 we initiated a proof-of-concept pain study in healthy volunteers.

In September 2009, we reported top line results of a Phase IIa proof-of-concept study of senicapoc in allergic asthma. In this study, senicapoc demonstrated a modest reduction in the late asthmatic response (LAR) to a challenge of inhaled allergen. In October 2009, we reported top line results of a Phase IIa proof-of-concept study of senicapoc in exercise induced asthma. In this study, senicapoc failed to demonstrate an effect on the primary study endpoints. We are completing the analysis of both data sets from these two proof-of-concept studies, but do not plan to pursue the further clinical development of senicapoc for asthma.

In September 2009, we announced a one year extension through September 2010 of the research term of our worldwide collaboration and licensing agreement with Pfizer for the discovery, development, and commercialization of compounds that modulate three specific sodium ion channel targets as potential new treatments for pain and related disorders.

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $893,000, or 29%, to $2.2 million for the three months ended September 30, 2009 from $3.1 million for the three months ended September 30, 2008 and consisted of research and development funding related to our collaboration with Pfizer for both periods. The decrease was due primarily to a $790,000 decrease in amortization of the initial upfront payment from Pfizer which became fully amortized during the third quarter of 2009.

Research and Development Expense

Research and development expense decreased by $1.1 million, or 19%, to $4.6 million for the three months ended September 30, 2009 from $5.6 million for the three months ended September 30, 2008. The decrease was due primarily to the implementation of a variety of cost reduction measures, including a decrease of $287,000 in patent expense, a decrease of $206,000 in salary and benefits expense, and a decrease in the aggregate of $171,000 related to laboratory supplies expense and outsourced chemistry expense; a decrease of $600,000 in expenses associated with our epilepsy and pain program due to the timing of the conduct of the studies in this program; and a decrease of $121,000 in equity compensation expense. This decrease was partially offset by an increase of $319,000 in expenses related to the development of senicapoc for asthma and $197,000 of restructuring charges.

Senicapoc, which we had previously studied as a potential treatment for both sickle cell disease and asthma, and ICA-105665 and our other lead compounds for epilepsy and pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Three months ended September 30,		Cumulative from Inception
Development Program	2009	2008
	(in thousands)
Senicapoc	$861	$555	$51,578
ICA-105665 and other lead compounds for epilepsy and pain	513	1,112	19,414

Total	$1,374	$1,667	$70,992

General and Administrative Expense

General and administrative expense decreased by $120,000, or 10%, to $1.1 million for the three months ended September 30, 2009 from $1.3 million for the three months ended September 30, 2008. The decrease was due primarily to the implementation of a variety of cost control measures, including a decrease of $184,000 related to business development expense, and a decrease of $104,000 in equity compensation expense, partially offset by $182,000 of restructuring charges.

Interest Income and Interest Expense

Interest income decreased $218,000, or 96%, to $8,000 for the three months ended September 30, 2009, from $226,000 for the three months ended September 30, 2008. The decrease in interest income was attributable to decreased interest rates and decreased cash balances.

Interest expense decreased $9,000, or 18%, to $40,000 for the three months ended September 30, 2009 from $49,000 for the three months ended September 30, 2008. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $1.0 million, or 11%, to $8.3 million for the nine months ended September 30, 2009 from $9.3 million for the nine months ended September 30, 2008 and consisted of research and development funding related to our collaboration with Pfizer for both periods. The decrease was due primarily to a $790,000 decrease in amortization of the initial upfront payment from Pfizer which became fully amortized during the third quarter of 2009.

Research and Development Expense

Research and development expense decreased by $2.6 million, or 15%, to $14.2 million for the nine months ended September 30, 2009 from $16.7 million for the nine months ended September 30, 2008. The decrease was due primarily to a decrease of $2.2 million in expenses associated with our epilepsy and pain program due to the timing of the conduct of the studies in this program; the implementation of a variety of cost control measures, including a decrease in patent expense of $702,000, a decrease in outsourced chemistry expense of $210,000, a decrease of $189,000 in expenses associated with our pharmacology studies, a decrease of $146,000 in laboratory supplies expense, a decrease of $114,000 in license fee expense and a decrease in the aggregate of $232,000 related to travel and seminar expenses, consulting expenses and software license expenses; and a decrease of $379,000 in equity compensation expense. This decrease was partially offset by an increase of $1.5 million in expense related to the development of senicapoc for the treatment of asthma and $197,000 in restructuring charges.

Senicapoc, which we had previously studied as a potential treatment for both sickle cell disease and asthma, and ICA-105665 and our other lead compounds for epilepsy and pain represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Nine months ended September 30,		Cumulative from Inception
Development Program	2009	2008
	(in thousands)
Senicapoc	$2,608	$1,107	$51,578
ICA-105665 and other lead compounds for epilepsy and pain	1,383	3,628	19,414

Total	$3,991	$4,735	$70,992

General and Administrative Expense

General and administrative expense decreased by $816,000, or 19%, to $3.5 million for the nine months ended September 30, 2009 from $4.3 million for the nine months ended September 30, 2008. The decrease was due primarily to the implementation of a variety of cost control measures, including a decrease of $312,000 in business development expense, a decrease of $203,000 in salary and benefits expense, and a decrease in the aggregate of $163,000 related to board of director expenses and auditing and tax expense; and a decrease of $392,000 in equity compensation expense. This decrease was partially offset by $182,000 of restructuring expenses and an increase of $105,000 in insurance expense.

Interest Income and Interest Expense

Interest income decreased $910,000, or 97%, to $27,000 for the nine months ended September 30, 2009 from $937,000 for the nine months ended September 30, 2008. The decrease in interest income was attributable to lower interest rates and decreased cash balances during the period.

Interest expense remained stable at $142,000 for the nine months ended September 30, 2009 and 2008.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At September 30, 2009, our cash and cash equivalents were $21.1 million as compared to $34.2 million at December 31, 2008. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

In August 2007, we entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer provided us with research and development funding over the initial two-year research period pursuant to the agreement. Pfizer is obligated to make payments to us upon achievement of specified research, development, regulatory and commercialization milestones of up to $359.0 million for each drug candidate developed. We are also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. In September 2009, the research term of the collaborative research and license agreement with Pfizer was extended for a one-year period through September 2010.

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

Cash Flows

Net cash used in operating activities was $12.6 million for the nine months ended September 30, 2009. This reflects a net loss of approximately $9.5 million, a decrease of approximately $4.0 million in deferred revenue, an increase of approximately $379,000 in prepaid expenses and other current and non-current assets and a decrease of approximately $366,000 in accounts payable and accrued expenses. These amounts were partially offset by $1.0 million of non-cash expenses related to stock-based compensation and $612,000 of non-cash expenses for depreciation and amortization of property and equipment.

Net cash used in investing activities in the nine months ended September 30, 2009 was $47,000, consisting of the purchase of property and equipment.

Net cash used in financing activities during the nine months ended September 30, 2009 was $477,000 and consisted primarily of $564,000 in principal repayments related to our equipment debt financing.

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

We do not anticipate that we will generate product revenue for at least the next several years. To the extent our capital resources are insufficient to meet future capital requirements, we will need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company has renewed the research term of its collaboration with Pfizer for a one year period through September 2010. Except for collaboration revenue it expects to receive from Pfizer as funding for research and development activities, the Company does not currently have any commitments for future external funding.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board , or FASB, issued Accounting Standards Codification, or ASC, 105 (formerly Statement of Financial Accounting Standards, or SFAS, No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” or ASC 105. ASC 105 establishes the ASC as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. ASC 105 was effective July 1, 2009 and applies to all interim periods ending after September 15, 2009. Therefore, we adopted ASC 105 for the reporting in our 2009 third quarter. The adoption of ASC 105 did not have a material impact on our financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165), “Subsequent Events,” or ASC 855. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 was effective for us for the quarter ended June 30, 2009. The adoption of ASC 855 did not have a significant impact upon our accounting for and disclosure of subsequent events.

In December 2007, the FASB issued ASC 805 (formerly SFAS No. 141R), “Business Combinations,” or ASC 805. ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of ASC 805 did not have a material impact on our financial statements.

In November 2007, the Emerging Issues Task Force, or EITF, of the FASB reached consensus on ASC 808 (formerly EITF Issue No. 07-1), “Accounting for Collaborative Arrangements,” or ASC 808. ASC 808 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. ASC 808 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. ASC 808 was effective for fiscal years beginning after December 15, 2008 and has been applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of ASC 808 did not have a material impact on our financial statements.

In September 2006, the FASB issued ASC 820 (formerly SFAS No. 157), “Fair Value Measurements,” or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value at least annually. It is effective for fiscal years beginning after November 15, 2008 for all other nonfinancial assets and liabilities. ASC 820 is to be applied prospectively. The adoption of the requirements of ASC 820 that were effective January 1, 2008 and January 1, 2009 did not have a material impact on our financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes 13 revised risk factors (“We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability,” “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts,” “Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may exacerbate the other risks that affect our business,” “If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business,” “We depend heavily on the success of our most advanced internal product candidate, ICA-105665 and our other lead compounds for epilepsy and pain, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed,” “We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans,” “We depend significantly on collaborations with third parties to discover, develop and commercialize some of our product candidates,” “If one of our collaborators were to change its strategy or the focus of its development and commercialization efforts with respect to our relationship, the success of our product candidates and our operations could be adversely affected,” “If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired,” “If third parties on whom we rely for clinical trails do not perform as contractually required or as we expect or fail to comply with all applicable regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business may suffer,” “If we are unable to obtain adequate reimbursement from third-party payors for any products that we may develop or acceptable prices for those products, our revenues and prospects for profitability will suffer,” “Our corporate charter documents, our stockholder rights plan, Delaware law and our purchase agreement for the equity investment by Pfizer contain provisions that may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us,” and “If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.”) that reflects material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of September 30, 2009, we had an accumulated deficit of $135.9 million. We have incurred losses in each year since our inception in 1992. Our net losses were $9.5 million for the nine months ended September 30, 2009, $14.8 million in 2008, $10.9 million in 2007 and $24.8 million in 2006. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

During 2009, we conducted two proof-of-concept clinical trials of senicapoc in asthma. Although the results of the allergen challenge asthma study were generally favorable, results of the exercise induced asthma study were negative. As a result, we do not intend to continue the clinical development of senicapoc for asthma. This may impair our ability to raise capital.

We believe that, based upon our current operating plan, our existing cash and cash equivalents, including the gross proceeds of $10.0 million from our exercise of the equity put option with Pfizer in February 2008, will be sufficient to enable us to fund our operating expenses, obligations under our equipment debt financing and capital expenditure requirements for at least the next twelve months. We will need additional funds to meet our obligations and fund operations beyond that time. In order to conserve capital, during the third quarter of 2009 we implemented a limited reduction of our workforce and other cost reduction measures. If we are not able to secure adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs or other aspects of our operations. Our future capital requirements will depend on many factors, including:

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

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, constraints in access to capital, extreme volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These economic conditions have had, and we expect will continue to have, an adverse impact on the pharmaceutical and biotechnology industries. Our business depends on our ability to raise substantial additional capital and to maintain and enter into new collaborative research, development and commercialization agreements with leading pharmaceutical and biotechnology companies. Current market conditions could impair our ability to raise additional capital when needed for our research and development programs, or on attractive terms. Our arrangements with collaborators typically require our collaborators to make a significant commitment of capital and other resources. Recent economic conditions may reduce the amount of discretionary investment that our current collaborator and prospective collaborators may have available to invest in our business. This may result in prospective collaborators electing to defer entering into collaborative agreements with us, or our existing collaborator choosing not to extend our existing collaboration beyond the one-year renewal research term, which expires in September 2010. A reduction in research and development funding, even if economic conditions improve, would significantly adversely impact our business, operating results and financial condition.

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

The closing bid price of our common stock on the Nasdaq Global Market was $0.45 on October 30, 2009, and has been below $1.00 each trading day since September 30, 2009. As a result, it is likely that we will be subject to a delisting of our common stock from the Nasdaq Global Market in the near future. We may seek shareholder approval to effect a reverse stock split to prevent our common stock from dropping below the minimum bid price requirement; however, a reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Risks Related to Development of Product Candidates

We depend heavily on the success of our most advanced internal product candidate, ICA-105665 and our other lead compounds for epilepsy and pain, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced internal product candidates, ICA-105665 and our other lead compounds for the treatment of epilepsy and pain. Our ability to generate product revenues, which we do not expect in any case will occur for at least the next several years, will depend heavily on the successful development and commercialization of these product candidates. The commercial success of these product candidates will depend on several factors, including the following:

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and pain are at an early stage. We submitted an Investigational New Drug, or IND, and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. The results of these Phase I trials were reported during the second quarter of 2009. In March 2009, we received notification from the FDA, that, based on a review of certain preclinical data, ICA-105665 had been placed on partial clinical hold. This partial clinical hold related to the development of ICA-105665 for epilepsy but did not pertain to studies of the compound for pain. We submitted to the FDA additional preclinical data along with a revised protocol for a study of ICA-105665 in patients with photosensitive epilepsy. In July, the FDA lifted the partial clinical hold. Accordingly, we initiated a study in patients with photosensitive epilepsy during the third quarter of 2009. We also initiated a pain study of ICA-105665 in healthy volunteers during the third quarter of 2009. If we are not successful in commercializing ICA-105665 or one of our other lead compounds for epilepsy and pain, or are significantly delayed in doing so, our business will be materially harmed.

We submitted an IND for senicapoc as a potential treatment for asthma during the fourth quarter of 2007 and initiated a Phase I multiple dose escalation study to explore doses higher than those used in previous clinical trials for sickle cell disease during the first quarter of 2008. This trial was completed during the third quarter of 2008. In October 2008 we initiated a Phase II proof-of-concept clinical trial in patients with allergic asthma, and in March 2009, we initiated a Phase II proof-of-concept clinical trial in patients with exercise-induced asthma to evaluate the safety and efficacy of senicapoc as a potential treatment for asthma. Although the results of the allergen challenge asthma study were generally favorable, results of the exercise induced asthma study were negative. As a result, we do not intend to continue the clinical development of senicapoc at this time.

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

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising. For example, our pivotal Phase III clinical trial of senicapoc for sickle cell disease and our more recent development program of senicapoc for asthma were not successful. As another example, we were notified in the third quarter of 2007 by our collaborator Bristol-Myers Squibb that it had decided, based on formulation issues, among others, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. As a third example, we were notified in the fourth quarter of 2007 by our collaborator, Astellas, that it had decided, based on genotoxicity issues, not to pursue further development of a lead compound discovered in collaboration with us for the treatment of dementia, including Alzheimer’s disease;

•

enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays. For example, enrollment of patients in our Phase II clinical trial of senicapoc for sickle cell disease took longer than we initially expected. Additionally, participants may drop out of our clinical trials;

•

we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks. For example, in March 2005, results of our multiple dose safety, tolerability and pharmacokinetic study of ICA-69673 did not support the continued development of ICA-69673 for the chronic oral treatment of epilepsy and pain. As a result we decided not to pursue the further clinical development of this compound;

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

During 2008, we completed a Phase I multiple dose escalation study of senicapoc to explore doses higher than those used in previous clinical trials. In October 2008, we initiated a Phase II proof-of-concept study of senicapoc in patients with allergic asthma, and in March 2009, we initiated a Phase II study of senicapoc in patients with exercise-induced asthma. Although the results of the allergen challenge asthma study were generally favorable, results of the exercise induced asthma study were negative. As a result, we do not intend to continue the clinical development of senicapoc for asthma.

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to one such collaboration with Pfizer. In 2008, research funding from our collaboration with Pfizer accounted for all of our net revenues. Our collaboration with McNeil terminated effective September 18, 2007. Our collaboration with Bristol-Myers Squibb concluded in the third quarter of 2007 upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. Unless the one-year renewal term of the research phase of the collaboration is extended, the substantial majority of our research funding under our collaboration with Pfizer is scheduled to end in September 2010. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

•

our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries. For example, in May 2004 our collaborator Yamanouchi signed a definitive merger agreement with Fujisawa Pharmaceutical Co., Ltd., which took effect on April 1, 2005, and Yamanouchi and Fujisawa were renamed Astellas Pharma Inc. As additional examples, during 2006 Johnson & Johnson acquired the Consumer Healthcare Business of Pfizer Pharmaceuticals, and integrated this unit with McNeil, and in October 2009, Pfizer acquired Wyeth; and

•

the ability of our product candidates and products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products. For example, McNeil provided notification of termination of our collaboration, effective as of September 18, 2007. As another example, our collaboration with Bristol-Myers Squibb concluded upon notification by Bristol-Myers Squibb in the third quarter of 2007 that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation.

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

We do not currently own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. There are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices, or cGMP, regulations and that are both capable of manufacturing for us and willing to do so. We do not have any long-term manufacturing agreements with third parties, and manufacturers under our short-term supply agreements are not obligated to accept any purchase orders we may submit. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis. In particular, if the third parties that are currently manufacturing the lead compounds, including ICA-105665, which we are developing for the treatment of epilepsy and pain, for our preclinical studies or clinical trials should cease to continue to do so for any reason, we expect that we would experience delays in advancing these trials while we identify and qualify replacement suppliers.

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

Provided that our clinical development program is successful, we plan to expand our internal clinical development and regulatory capabilities. We will not be successful in doing so unless we are able to recruit appropriately trained personnel and add to our infrastructure.

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

Moreover, the U.S. Congress is currently considering legislation that would dramatically overhaul the health care system, including the possibility of creating a government health care plan. As part of this legislative initiative, Congress is considering a number of proposals that are intended to reduce or limit the growth of health care costs, which could significantly change the market for pharmaceuticals.

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

Our business requires us to maintain a significant number of qualified scientific and commercial personnel, including clinical development, regulatory, marketing and sales executives and field personnel, as well as administrative personnel. During the third quarter of 2009 we implemented a number of cost savings measures in an effort to conserve cash, including a limited reduction in the workforce. There is competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to retain and attract, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

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

As of October 31, 2009, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 63% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

On December 2, 2008, we adopted a stockholder rights plan pursuant to which we issued a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record on December 15, 2008. Our stockholders approved the rights plan on June 2, 2009. Each right entitles stockholders to purchase one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at a price of $7.50, subject to adjustment under certain circumstances. Unless we redeem or exchange the rights at an earlier date, they will expire upon the close of business on December 2, 2018.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2009, we had 47,182,222 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 11,200,000 shares of our common stock, which include the 8,516,125 shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the third quarter of 2009.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of our shares of common stock in the third quarter of 2009.

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
Richard D. Katz, M.D.
Executive Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Date: November 9, 2009

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Agreement and Amendment to the Exclusive License Agreement, dated September 17, 2009, between the Registrant and Pfizer Inc.

10.2(1)	Letter Agreement, effective August 12, 2009, from Pfizer Inc to the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.