Form 10-K
period 2009-12-31
ICAGEN INC
filed 2010-03-30
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2009, was approximately $13,294,775 based on the closing sale price of the common stock on such date as reported on the Nasdaq Global Market. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on February 28, 2010 was 47,665,970.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders scheduled to be held on June 3, 2010, or the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2010 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

Icagen and our logo are our trademarks. Each of the other trademarks, trade names or service marks appearing in this report belongs to its respective holder.

ICAGEN, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Utilizing our proprietary know-how and integrated scientific and drug development capabilities, we have identified multiple drug candidates that modulate ion channels. Our most advanced program is ICA-105665 for epilepsy and pain, for which we have completed a proof-of-concept trial in epilepsy with positive results and a proof-of-concept trial in pain with negative results. We are also conducting ongoing drug discovery programs focused on new therapeutics for pain and inflammatory disorders. In each of these programs, we have identified small molecule compounds that have demonstrated activity on specific ion channels. When we tested these compounds in preclinical studies, including in some cases animal models, they showed desired activities and profiles, validating these ion channels as potential therapeutic targets for the particular indication. In addition to our internal programs, we have established a collaboration with Pfizer Inc focused on three sodium channel targets for the treatment of pain and related disorders. We plan to generate revenue from any product candidates that we successfully develop either through direct sales, collaboration arrangements with leading pharmaceutical and biotechnology companies or a combination of these approaches.

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

Using our drug discovery and development approach, we have:

•	developed a clinical stage program with what we believe is a novel chemical entity;

•	established an ongoing collaboration with a leading pharmaceutical company; and

•	developed ongoing research stage programs spanning multiple and diverse therapeutic areas and providing us with a pipeline of compounds that modulate ion channel targets.

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

Build and advance our product candidate pipeline. Through our ion channel drug discovery and development programs, we have created a pipeline of drug candidates that address diseases with significant unmet medical need and commercial potential across a range of therapeutic areas. Either through our internal efforts or through one or more collaborations, we plan to pursue the development and commercialization of these drug candidates, including ICA-105665 and the lead compounds that we are developing for the treatment of epilepsy and pain. We believe that the breadth of our capabilities in ion channel drug discovery technology will enable us to continue to identify and develop additional drug candidates on an efficient and rapid basis. In addition to developing drug candidates internally, we continue to evaluate opportunities to in-license promising compounds and technologies.

Strengthen and expand our core ion channel drug discovery technologies and development capabilities. All of our drug candidates and research programs have resulted from our core ion channel drug discovery technologies. We have steadily built these technologies, which span the key disciplines of biology, chemistry and pharmacology, over a number of years. We intend to continue to invest in these core technologies, including our ion channel focused compound library, as the key to our future research programs and drug candidates. Over the longer term, we also plan to augment our existing development team by adding personnel with experience in drug safety, regulatory affairs, statistical methods, project management and medical affairs.

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

Establish specialized sales and marketing capabilities. We plan to retain United States marketing and sales rights or copromotion rights for our product candidates for which we receive marketing approvals in situations in which we believe it is possible to access the market, or a portion of the market, through a focused, specialized sales force. For example, although ICA-105665 for epilepsy and pain will require a substantial detailing effort if approved, we believe that a subset of physicians who specialize in the treatment of epilepsy is sufficiently concentrated to enable us to effectively copromote to this market with a small internal sales force. For situations in which a large sales force is required to access the market and with respect to markets outside of the United States, we generally plan to commercialize our drug candidates through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

Clinical Program

We currently have one product candidate in clinical trials, ICA-105665, a small molecule compound that targets specific KCNQ ion channels, which we are developing for the treatment of epilepsy and pain. We have discontinued the development of senicapoc, which we had been developing for the treatment of asthma and previously for the treatment of sickle cell disease. Both of these product candidates were discovered through our internal research efforts.

ICA-105665 and our other Lead Compounds for Epilepsy and Pain

Our most advanced compound for the treatment of epilepsy and pain is ICA-105665, for which we have completed a proof-of-concept trial in epilepsy with positive results and a proof-of-concept trial in pain with negative results. ICA-105665 targets specific potassium channels, which are located primarily on the membrane of nerve cells, or neurons, present in particular regions of the central and peripheral nervous system. In addition, we have identified several backup compounds that also target these channels. We have retained all worldwide rights to these compounds.

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

The ion channel target for the lead compounds that we are developing for the treatment of epilepsy and pain is one of the potassium ion channels responsible for determining the excitability of neurons in the central and peripheral nervous system. This channel is highly expressed in the central nervous system, including regions linked to seizure disorders, such as the cortex, hippocampus and thalamus. When this channel is activated, it permits the flow of positively charged potassium ions out of the nerve cells in which these channels reside, thereby making the resting membrane potential inside these cells more negative. This more negative resting membrane potential decreases the electrical excitability of the nerve cell, thereby decreasing the likelihood for inappropriate or excessive electrical signals, such as those which occur during epileptic episodes. Genetic evidence also suggests a role for this channel in maintaining an appropriate negative resting membrane potential in nerve cells. Specifically, a rare genetic mutation in which this channel is not able to open properly has been linked to a syndrome involving convulsions in infancy.

Market opportunity and current treatment. Epilepsy represents a large and growing market opportunity. According to the Epilepsy Foundation, there is an estimated prevalence of 2.5 million patients in the United States, with approximately 180,000 new cases diagnosed in the United States each year. Sales of drugs currently marketed for the treatment of epilepsy amount to several billion dollars annually. Sales for these drugs include prescriptions for both epilepsy and other indications, including neuropathic pain. Despite the variety of drugs currently available, approximately one-third of the epilepsy patient population remains resistant to currently available medical treatment according to Brain, a journal of neurology.

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

ICA-105665 and Other Lead Compounds for Pain

Disease overview. Pain is the leading public health problem in the United States and the most common symptom that leads to medical care. According to the American Pain Society, the cost of pain, including medical bills and lost workdays, is estimated at $100 billion per year in the U.S. Back pain alone produces chronic disability in one percent of the U.S. population and is the leading cause of disability in Americans under 45 years old. As the population ages, the already significant problem of chronic pain in the elderly is expected to increase.

Pain can be categorized according to etiology, with inflammatory pain, back pain, cancer pain, migraine headaches, and neuropathic pain being some of the more common types of pain. According to the American Pain Society, approximately 40 million Americans have arthritis, while more than 26 million Americans, ages 20 to 64, experience frequent back pain. Among cancer patients, it is estimated that 70% have significant pain during their illness, but fewer than half receive adequate treatment for their pain. More than 25 million Americans suffer migraine headaches, while four million Americans, mostly women, suffer from fibromyalgia, a complex condition involving widespread pain and other symptoms.

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

The ion channel target for the lead compounds that we are developing for the treatment of epilepsy and pain is expressed in the central and peripheral nervous system in pain pathways, including in sensory nerve cells such as the dorsal root ganglia. Near the spinal cord, the dorsal root ganglia collect and integrate pain impulses from the peripheral nerves. We believe that activation of this ion channel may reduce the excessive neuronal excitability that contributes to the sensation of pain.

Market opportunity and current treatment. A variety of agents are used to treat pain, including non-steroidal anti-inflammatory drugs, or NSAIDs, cyclo oxygenase II inhibitors, or Cox-II inhibitors, opiates, and certain antidepressants and anticonvulsants. NSAIDs are generally used for less severe pain types, while opiates, antidepressants and anticonvulsants are generally reserved for more serious pain, such as neuropathic pain. The Cox-II inhibitors have been widely used primarily for arthritic pain, although the withdrawal of Vioxx due to safety issues has led to a contraction of the market for these agents. The worldwide market for pain therapeutics is estimated to be in the tens of billions annually.

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

•	demonstrated broad spectrum anti-epileptic activity, including activity in animal models of partial seizures, generalized seizures and treatment-resistant seizures; and

•	demonstrated activity in several animal models of pain, including the Chung model, which is one of the most predictive models of neuropathic pain.

During the third quarter of 2007, we initiated a single ascending dose Phase I clinical trial of ICA-105665 to assess the safety, tolerability and pharmacokinetics of this novel compound in healthy volunteers. Nine cohorts, each consisting of six subjects receiving study medication and three subjects receiving placebo, were studied at doses ranging from 30mg to 400mg administered orally. Following this study, we conducted a multiple ascending dose clinical trial of ICA-105665. Three cohorts of healthy volunteers, each consisting of six subjects receiving study medication and two subjects receiving placebo, were studied at doses of 50mg, 100mg and 200mg administered orally twice daily for a period of seven days. Following completion of the three cohorts of healthy volunteers, the multiple ascending dose study was expanded to include patients with epilepsy. Two cohorts, comprised of a total of fourteen patients, were studied at doses of 100mg or 200mg administered orally twice daily for a period of seven days. All epilepsy patients were also concurrently receiving one anti-epileptic drug.

In both studies, plasma concentrations in excess of predicted efficacious concentrations were achieved. The compound was well tolerated at all dose levels, and a maximum tolerated dose was not identified. There were no serious adverse events, no dose limiting toxicities, and no dropouts. There were also no clinically significant changes in laboratory values and no effects on any electrocardiogram parameters, including the QT interval, an important parameter for assessing potential cardiac side-effects. Adverse events related to the central nervous system were mild and consistent with those of other anti-epileptic drugs. In both studies, pharmacokinetics were linear, dose proportional, and consistent with the potential for twice daily dosing. Over a seven day period, ICA-105665 did not appear to have any effect on the plasma concentrations of other anti-epileptic drugs. Other anti-epileptic drugs that are not hepatic enzyme inducing did not affect plasma concentrations of ICA-105665. Enzyme inducing anti-epileptic drugs appear to decrease the exposure levels of ICA-105665.

During the first quarter of 2009 we reported that we had received notification from the FDA that, based on a review of certain preclinical data, ICA-105665 had been placed on partial clinical hold. This partial clinical hold related to the development of ICA-105665 for epilepsy but did not pertain to studies of the compound for pain. This action by the FDA was taken following its review of high-dose seven day toxicity studies performed at the request of the FDA. While in the standard six month rat and nine month monkey preclinical toxicology studies ICA-105665 was generally well tolerated, in the requested high-dose studies, which were completed and filed with the FDA during the fourth quarter of 2008, a small percentage of the animals exhibited abnormal movements. It was uncertain whether these findings represented an effect on central nervous system excitability or another type of abnormal movement related to general drug effects. The FDA requested that we further characterize the abnormal movements observed in animals prior to initiating additional studies in patients with epilepsy.

Following the submission of additional preclinical data and a revised protocol for a study in patients with photosensitive epilepsy, the FDA lifted the partial clinical hold related to the development of ICA-105665 during the third quarter of 2009. Accordingly, in September 2009, we initiated a proof-of-concept study of ICA-105665 in patients with photosensitive epilepsy. In addition, in September 2009 we initiated a proof-of-concept pain study in healthy volunteers.

The photosensitive epilepsy study was a placebo-controlled, single blind study conducted at two clinical research centers in the United States with specialized expertise in the conduct of this study. The study was designed in collaboration with a group of international experts, including members of the Epilepsy Study Consortium, and followed a standardized protocol that has been utilized in the development of several anti-epileptic agents. The photosensitive epilepsy model is considered by experts in the field to be useful in establishing proof-of-concept for the treatment of epilepsy. Many currently marketed anti-epileptics have been shown to be active in similar studies during or after their development.

Eligible subjects were those patients with demonstrated epileptiform activity by electroencephalogram, or EEG, in response to photic stimulation and represent a small subset of the epilepsy population. All subjects continued background therapy with their concomitant anti-epileptic medications through the testing period. The study measured the ability of ICA-105665 to reduce the photic-induced epileptiform EEG response by comparing the response to a single administration of ICA-105665 with the response to placebo. All EEGs were reviewed by a centralized reader on a blinded basis.

At the top dose studied (400mg/day), two of four patients demonstrated a positive response to treatment with ICA-105665, as specified by standard pre-defined criteria. At all dose levels tested, ICA-105665 was well tolerated, with no serious adverse events, no dose limiting toxicities, and no dropouts from the study. There were also no clinically significant changes in laboratory values and no effects on any electrocardiogram parameters, including the QT interval. Adverse events related to the central nervous system were mild and consistent with those of other anti-epileptic drugs.

The proof-of-concept pain study was a randomized, double-blind, placebo-controlled, cross-over study designed to assess the ability of ICA-105665 to decrease the sensation of pain in response to the intradermal injection of capsaicin and to a simulated sunburn. Twenty-four healthy volunteers were enrolled in the study, which was conducted at a single clinical research site in the United Kingdom. At the dose tested, which was 200mg bid, ICA-105665 did not reduce the pain elicited in the capsaicin or sunburn models. The compound was well tolerated with no serious adverse events and with similar numbers of adverse events across treatment groups. Pharmacokinetic parameters were consistent with expectations.

No assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical or early stage clinical studies does not mean that subsequent clinical trials will confirm the earlier findings.

Senicapoc for Asthma

Senicapoc is a novel small molecule potassium channel inhibitor that we had previously developed for the treatment of asthma and, prior to that, for sickle cell disease. Senicapoc targets a particular potassium channel that is expressed on a number of cells believed to be important in the pathogenesis of these diseases, including various cells of the immune and inflammatory system and airway epithelial cells in the case of asthma, and red blood cells in the case of sickle cell disease. Senicapoc is taken orally and was being developed for once-a-day dosing. We retain all worldwide rights to senicapoc.

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

In October 2008, we initiated a Phase II proof-of-concept clinical trial of senicapoc in patients with allergic asthma. This Phase II trial was a double-blind, placebo-controlled, parallel group study designed to assess the safety and efficacy of senicapoc on pulmonary function in patients with allergic asthma following exposure to an allergen. Approximately 30 patients from two clinical research centers in the United Kingdom were randomized (1:1) to receive senicapoc or placebo once a day for two weeks. Patients receiving senicapoc received 40mg once daily following an initial loading dose. The primary efficacy analysis was the comparison between treatment arms of the late asthmatic response following inhalation of an allergen, as measured by the percent change in Forced Expiratory Volume 1, or FEV1, the amount of air that can be forcefully exhaled in one second. FEV1 is a standard, commonly used test to measure lung function.

In March 2009, we initiated a second Phase II proof-of-concept study in patients with exercise-induced asthma. This Phase II trial was a double-blind, placebo-controlled, parallel group study designed to assess the safety and efficacy of senicapoc on pulmonary function in patients with exercise-induced asthma. Aggravation of asthma symptoms upon exercise is a common finding for many asthma patients. Approximately 60 patients from approximately 15 clinical research centers in the United States were randomized (1:1) to receive senicapoc or placebo once a day for four weeks. Patients receiving senicapoc received 40mg once daily following an initial loading dose. The primary efficacy analysis was the comparison between treatment arms in the percent change in FEV1 following exercise.

In September 2009, we reported top line results of the study in patients with allergic asthma. In this study, senicapoc demonstrated a modest reduction in the late asthmatic response, or LAR, to a challenge of inhaled allergen. In October 2009, we reported top line results of the study in patients with exercise induced asthma. In this study, senicapoc failed to demonstrate an effect on the primary study endpoints. Following a review of the data sets from both of these proof-of-concept studies, we have decided not to pursue the further clinical development of senicapoc for asthma.

Previously we had developed senicapoc for the treatment of sickle cell disease. In our Phase II trial, senicapoc was demonstrated to improve the hematologic profile of patients with sickle cell disease. This finding was further confirmed in the open label extension study to the Phase II study and in our pivotal Phase III study. However, our pivotal Phase III trial was halted prior to completion by the Data Monitoring Committee, or DMC, as a result of lack of efficacy in reducing crisis rate, the primary endpoint of that study. We are therefore no longer pursuing senicapoc as a potential treatment for sickle cell disease.

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

Comprehensive Library of Ion Channel Genes

As the foundation of our ion channel focused drug discovery efforts, we have cloned over 300 human ion channel genes, which we believe represent substantially all of the human ion channel genome. We have approximately 1,000 cell lines comprising many of these genes in a variety of specific configurations which mimic native channels in the human body. We also have developed a substantial number of cell lines that we can use as functional screening assays. This comprehensive library of clones, cell lines and assays enables us to:

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

Pfizer

In August 2007, we entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. In September 2009, we entered into a one year extension through September 2010 of the research term of this collaboration. Under the terms of the agreement, we and Pfizer are combining resources to identify compounds that target these three ion channels in a global research and development collaboration. We and Pfizer have formed a joint research committee to monitor and oversee the collaboration.

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

Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer is providing us with research and development funding over the research period pursuant to the agreement. Pfizer is obligated to make payments to us upon achievement of specified research, development, regulatory and commercialization milestones of up to $359.0 million for each drug candidate developed. We are also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. Pfizer’s obligation to pay us royalties with respect to a product will expire generally on a country-by-country basis on the expiration of the last-to-expire of specified patent rights covering the product.

The collaborative research and license agreement will expire on a product-by-product basis on the later of the end of the research term, which was originally two years from the effective date of the agreement but which has subsequently been extended through September 2010, and the date on which all royalty obligations end. Pfizer may terminate the collaborative research and license agreement following the research term with respect to products that Pfizer no longer intends to develop or commercialize. Either party may terminate the collaborative research and license agreement in the event that the other party materially breaches its obligations under the agreement and fails to cure such breach within a specified cure period. If we terminate the collaborative research and license agreement based on a material breach by Pfizer, or if Pfizer terminates the collaborative research and license agreement with respect to specified products that Pfizer no longer intends to develop or commercialize, the rights to then identified products and product candidates to which Pfizer’s rights terminate will be transferred to us.

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

In March 2008, we and Pfizer entered into a collaboration with the laboratory of Professor B. A. Wallace at Birkbeck College, University of London, to study the structural biology of sodium channels. This three party relationship was created to support our collaboration with Pfizer. In connection with the Birkbeck collaboration, we also entered into a supplemental agreement with Pfizer that requires Pfizer to reimburse us for certain equipment to be used in the collaboration and to pay us for additional research and development services over a two year term. We are also contributing services to the collaboration which expires on March 31, 2010.

McNeil

In June 2004, we entered into collaboration and copromotion agreements with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. This collaboration was terminated in September 2007 following the unsuccessful Phase III clinical trial of senicapoc for sickle cell disease.

Research and Development

For the years ended December 31, 2009, 2008 and 2007, we spent approximately $18.1 million, $22.1 million and $27.9 million, respectively, on research and development activities. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2009—$9.6 million; 2008—$12.3 million; and 2007—$21.1 million. For more information regarding our research and development expenses, please see “Financial Operations Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of February 28, 2010, we owned approximately 68 United States patents and approximately 67 United States patent applications as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to the composition of matter, pharmaceutical formulations and methods of use of many of our compounds, including ICA-105665, the lead compound that we are developing for the treatment of epilepsy and pain, and senicapoc. We consider the patent covering the chemotype which includes ICA-105665 and two patents directed at senicapoc to be material to our business.

The patent rights relating to senicapoc owned or licensed by us consist of two issued United States patents, one that expires in 2014 and a second, which is a composition of matter patent, that expires in 2019, and counterpart patents and patent applications in a number of other jurisdictions, including Europe and Japan. The patent rights relating to ICA-105665 and other lead compounds that we are developing for the treatment of epilepsy and pain owned by us consist of two issued United States patents, one relating to composition of matter, and one relating to method of use for pain, as well as counterpart patent applications in a number of other jurisdictions, including Europe and Japan. United States patents generally have a term of 20 years from the date of nonprovisional filing.

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

We are obligated to pay CMCC specified amounts with respect to any sublicense income received by us. In connection with our previous collaboration with McNeil, this sublicense income included upfront and milestone payments, royalties and our share of profits in the copromotion territory under our collaboration agreement with McNeil. McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of senicapoc by the FDA, $650,000 of which we paid to CMCC.

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

There are currently approved therapies for the diseases and conditions addressed by our drug candidate that is undergoing clinical trials, which are described under “Clinical Program” above. Specifically,

•	drugs such as Neurontin, Depakote and Lamictal are approved for the treatment of epilepsy and, in the case of Neurontin, prescribed for neuropathic pain; and

•	Cymbalta and Lyrica are approved for the treatment of specified types of neuropathic pain.

There are also a number of companies working to develop new drugs and other therapies for these diseases that are undergoing clinical trials. The key competitive factors affecting the success of our drug candidates are likely to be their efficacy, safety, convenience and price.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of ICA-105665 and the lead compounds that we are developing for the treatment of epilepsy and pain. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any products that we may develop, other than small amounts of compounds that we synthesize ourselves for preclinical testing. We contract with one third-party manufacturer to supply us with ICA-105665 bulk drug substance and a second manufacturer to perform fill/finish services. We obtain our supplies of the product candidate from both of these manufacturers on a purchase order basis. If any of these manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements.

All of our drug candidates are organic compounds of low molecular weight, generally called “small molecules.” We have selected these compounds not only on the basis of their efficacy and safety, but also for their ease of synthesis and the low cost of their starting materials. In particular, ICA-105665 and the lead compounds that we are developing for the treatment of epilepsy and pain are manufactured in a simple synthetic process from readily available starting materials. There are no complicated chemistries or unusual equipment required in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

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

specialized sales force. In particular, we believe that such a sales force could address the community of neurologists who specialize in the treatment of epilepsy, for which we recently completed a proof-of-concept study with positive results.

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

Employees

As of February 28, 2010, we had a total of 57 employees, 55 of whom were full-time, including 24 with doctoral degrees. Of our workforce, 49 employees are engaged in research and development and 8 are engaged in business development, finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of February 28, 2010 are as follows:

Name	Age	Position
P. Kay Wagoner, Ph.D.	61	President, Chief Executive Officer and Director
Richard D. Katz, M.D.	46	Executive Vice President, Finance and Corporate Development, Chief Financial Officer and Treasurer
Seth V. Hetherington, M.D.	57	Senior Vice President, Clinical and Regulatory Affairs

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

ITEM 1A—RISK FACTORS

Risks Related to Our Financial Results and Need for Additional Financing

As a result of our current lack of liquidity, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a “going concern.”

Our limited capital resources and operations to date have been funded primarily with proceeds from public and private equity financings and corporate collaboration and licensing arrangements. Based on our currently available cash, we do not have adequate cash on hand to cover our anticipated expenses; our lease, debt and other obligations; and our capital expenditure requirements for the next 12 months. If we fail to secure additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws. These conditions have caused our independent registered public accounting firm to raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2009 includes a going concern explanatory paragraph.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts; cease operations; or seek relief under applicable bankruptcy laws.

As of December 31, 2009, we had cash and cash equivalents of $18.1 million. In order to conserve capital, during 2009 we implemented a limited reduction of our workforce and other cost reduction measures. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; our lease, debt and other obligations; and our capital expenditure requirements into the third quarter of 2010. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. We will need additional funds to meet our obligations and fund operations beyond that time. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities, we do not currently have any commitments for future external funding.

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws. In June 2009, we announced that we had retained J.P. Morgan to provide advice and assistance on a range of possible transactions, including the formation of one or more collaborations or the potential acquisition of our company. There can be no assurance that, if any transaction is commenced, it will be completed or as to the value that any such transaction might have for our stockholders.

Until such time, if ever, as we can generate substantial product revenues, we will be required to finance our cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we may raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or product candidates or grant licenses on terms that may not be favorable to us.

If sufficient funding is available and the scope of the clinical trials that we are conducting expands, we expect our research and development expenses to continue and to increase in connection with our ongoing activities. In addition, subject to regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Our future capital requirements will depend on many factors, including:

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

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of December 31, 2009, we had an accumulated deficit of $139.2 million. We have incurred losses in each year since our inception in 1992. Our net losses were $12.8 million in 2009, $14.8 million in 2008 and $10.9 million in 2007. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. Provided that sufficient funding is available, we expect to continue to incur significant operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On November 12, 2009, we received notice from the Nasdaq Listing Qualifications Department that our common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time.

The closing bid price of our common stock on the Nasdaq Global Market was $0.54 on March 15, 2010, and has been below $1.00 each trading day since September 30, 2009. As a result, it is likely that we will be subject to a delisting of our common stock from the Nasdaq Global Market in the near future. We may seek shareholder approval to effect a reverse stock split to prevent our common stock from dropping below the minimum bid price requirement; however, a reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and pain are at an early stage. We submitted an Investigational New Drug, or IND, and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. The results of these Phase I trials were reported during the second quarter of 2009. In March 2009, we received notification from the FDA, that, based on a review of certain preclinical data, ICA-105665 had been placed on partial clinical hold. This partial clinical hold related to the development of ICA-105665 for epilepsy but did not pertain to studies of the compound for pain. We submitted to the FDA additional preclinical data along with a revised protocol for a study of ICA-105665 in patients with photosensitive epilepsy. In July 2009, the FDA lifted the partial clinical hold. Accordingly, we initiated a study in patients with photosensitive epilepsy during the third quarter of 2009, for which we reported positive results during the first quarter of 2010. We also initiated a pain study of ICA-105665 in healthy volunteers during the third quarter of 2009, for which we reported negative results during the first quarter of 2010. If we are not successful in commercializing ICA-105665 or one of our other lead compounds for epilepsy and pain, or are significantly delayed in doing so, our business will be materially harmed.

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

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising. For example, our pivotal Phase III clinical trial of senicapoc for sickle cell disease and our more recent development program of senicapoc for asthma were not successful;

•	enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays. Additionally, participants may drop out of our clinical trials;

•	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to one such collaboration with Pfizer. In 2009, research funding from our collaboration with Pfizer accounted for all of our net revenues. Our collaboration with McNeil terminated effective September 18, 2007. Our collaboration with Bristol-Myers Squibb concluded in the third quarter of 2007 upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. Unless the one-year renewal term of the research phase of the collaboration is extended, the substantial majority of our research funding under our collaboration with Pfizer is scheduled to end in September 2010. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

•

our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries. For example, during 2006 Johnson & Johnson acquired the Consumer Healthcare Business of Pfizer Pharmaceuticals, and integrated this unit with McNeil, and in October 2009, Pfizer acquired Wyeth; and

•

the ability of our product candidates and products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products. For example, McNeil provided notification of termination of our collaboration, effective as of September 18, 2007.

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

A primary trend in the United States healthcare industry is toward cost containment. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved healthcare products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us. Moreover, the U.S. Congress recently enacted major legislation that will dramatically overhaul the health care system in the United States and that could significantly change the market for pharmaceuticals.

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

Risks Relating to Our Private Placements

The number of shares of our common stock outstanding has increased substantially as a result of the private placement that closed on February 6, 2007, and certain purchasers beneficially own significant blocks of our common stock; these shares are generally available for resale in the public market.

Upon the closing of a private placement on February 6, 2007, we issued to a group of institutional and other accredited investors a total of 15,423,640 shares of our common stock, plus warrants to purchase a total of 5,398,256 additional shares of common stock. We refer to this transaction as the private placement. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the private placement. Certain purchasers in the private placement will have significant influence over the outcome of any stockholder vote, including the election of directors and the approval of mergers or other business combination transactions. These shares are generally available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

The number of shares of our common stock outstanding has increased substantially as a result of the equity investments by Pfizer that closed on August 20, 2007 and February 13, 2008; Pfizer beneficially owns a significant block of our common stock; and upon registration under the Securities Act of 1933, as amended, or the Securities Act, these shares will be generally available for resale in the public market.

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

As of February 28, 2010, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 49% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 28, 2010, we had 47,665,970 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 8,500,000 shares of our common stock, which include the shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

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

ITEM 4—[REMOVED AND RESERVED]

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has traded on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “ICGN” since our initial public offering, or IPO, on February 3, 2005. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for our common stock on the Nasdaq Global Market:

2008	High	Low
First Quarter	$2.00	$1.36
Second Quarter	$1.74	$1.40
Third Quarter	$2.20	$0.95
Fourth Quarter	$1.28	$0.35

2009	High	Low
First Quarter	$0.60	$0.34
Second Quarter	$0.74	$0.31
Third Quarter	$1.59	$0.35
Fourth Quarter	$1.05	$0.36

On March 15, 2010, there were 100 stockholders of record of our common stock. On March 15, 2010, the last sale price reported on the Nasdaq Global Market for our common stock was $0.54 per share.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from February 3, 2005, the date of our initial public offering, through December 31, 2009 with the cumulative total return on the Nasdaq Market Index and the Nasdaq Biotechnology Index. Each comparison assumes the investment of $100 on February 3, 2005 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

	February 3, 2005	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Icagen, Inc.	$100	$87.12	$107.53	$92.47	$88.36	$113.70	$68.49	$12.60	$13.84
The Nasdaq Market Index	100	97.11	100.49	104.99	107.95	114.50	106.88	111.15	119.08
The Nasdaq Biotechnology Index	100	84.01	89.16	101.37	102.08	108.66	95.97	97.46	103.17

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Icagen, Inc.	$22.05	$27.40	$27.40	$23.01	$22.19	$21.37	$13.42	$7.40
The Nasdaq Market Index	119.59	128.77	133.84	131.64	113.34	114.24	104.41	78.95
The Nasdaq Biotechnology Index	100.41	103.76	110.46	107.96	101.00	102.91	108.46	94.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Icagen, Inc.	$5.48	$6.58	$13.84	$6.19
The Nasdaq Market Index	76.75	92.36	107.05	114.72
The Nasdaq Biotechnology Index	88.69	97.39	109.15	109.79

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

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the fourth quarter of 2009.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2009, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)
Selected statement of operations data:
Collaborative research and development revenues:
Research and development fees	$9,342	$11,711	$17,383 (1)	$1,953	$4,454
Reimbursed research and development costs	291	580	3,734	6,467	4,340

Total collaborative research and development revenues	9,633	12,291	21,117	8,420	8,794
Operating expenses:
Research and development	18,063	22,140	27,854	28,820	25,906
General and administrative	4,290	5,748	5,940	5,907	4,589

Total operating expenses	22,353	27,888	33,794	34,727	30,495

Loss from operations	(12,720)	(15,597)	(12,677)	(26,307)	(21,701)
Other (loss) income, net	(137)	782	1,792	1,499	1,452

Income tax refund	88	—	—	—	—
Net loss	$(12,769)	$(14,815)	$(10,885)	$(24,808)	$(20,249)

Basic and diluted net loss per share	$(0.27)	$(0.32)	$(0.29)	$(1.12)	$(1.03)

Weighted average common shares outstanding—basic and diluted	47,064,761	46,167,902	37,432,144	22,219,662	19,636,848

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Selected balance sheet data:
Cash and cash equivalents	$18,149	$34,215	$43,513	$25,131	$47,763
Working capital	15,240	26,429	32,896	19,571	42,394
Total assets	21,092	37,880	46,657	30,815	54,393
Equipment debt financing, less current portion	478	971	757	774	1,194
Accumulated deficit	(139,209)	(126,440)	(111,625)	(100,740)	(75,932)
Total stockholders’ equity	16,699	28,112	30,684	12,047	33,992

(1)	Amount includes $11.5 million of incremental revenue recognized as a result of the termination of the collaboration agreement with McNeil. We had recorded an upfront payment and a milestone payment from McNeil totaling $15.0 million as deferred revenue and was amortizing such deferred revenue over the original 15 year estimated service period of the contract. In June 2007, we revised our estimate of the term of our substantive obligations under the contract from ending in June 2019 to ending in September 2007. Accordingly, we recognized the remaining balance of deferred revenue in 2007 as the collaboration ended and our contractual obligations became complete.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We have limited cash resources. Our ability to continue operations beyond the third quarter of 2010 depends on our success in securing new funds. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

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

Since our inception, we have incurred substantial losses and, as of December 31, 2009, we had an accumulated deficit of $139.2 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. The report of our independent registered public accounting firm with respect to our financial statements appearing at the end of this report states that there is substantial doubt about our ability to continue as a going concern.

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

The successful development of our product candidates is highly uncertain. Until we have discussed next steps for the development of ICA-105665 with the FDA, we will not know the cost of the next phase of development. The conduct of this program beyond the proof-of-concept stage will be dependent upon the availability of additional capital or the formation of one or more new collaborations. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

If sufficient funding is available and the scope of the clinical trials that we are conducting expands, we expect that our operating losses will continue and likely increase substantially for at least the next several quarters and years as we continue to expand our research, development and clinical trial activities and infrastructure. We cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the remainder of the development of, or the period in which material net cash inflows will commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

When a payment is specifically tied to a separate earnings process, we recognize revenues when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related program, such as the initiation or completion of clinical trials, filing for approval with regulatory agencies and receipt of approvals by regulatory agencies. Revenues from milestone payments may be considered separable from funding for research and development services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, we can recognize these payments as revenues if and when the performance milestone is achieved if they represent a separate earnings process as described in Accounting Standards Codification, or ASC 605 (formerly Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21).

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

In connection with our collaboration with Pfizer, Pfizer paid us an initial upfront license fee of $12.0 million. We recognized this payment from Pfizer as revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature. Specifically, we recorded the $12.0 million upfront payment as deferred revenue, which we amortized to revenue over the initial two-year term of the research collaboration.

In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of senicapoc for sickle cell disease by the FDA. We recognized these payments from McNeil as revenue in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature. Specifically, we recorded both the $10.0 million upfront payment and the $5.0 million milestone payment as deferred revenue, which was amortized to revenue over our estimate of the substantive service obligations of the contract. We initially estimated these substantive service obligations to conclude on the expiration of the last-to-expire patent covered by the agreement in June 2019, but this estimate was later revised to September 2007 to coincide with the September 18, 2007 contract termination date. Accordingly, we recognized the remaining $12.5 million unamortized balance of the $15 million upfront license and milestone payment from McNeil as revenue during the year ended December 31, 2007. At the time of the execution of the agreement, we did not consider the achievement of the milestone above to represent a separate earnings process, and therefore we elected to treat this payment in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognize this payment as revenue when received.

We also recognize revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with our collaboration with Pfizer and with our cost sharing arrangement with McNeil, which terminated on September 18, 2007, in accordance with ASC 605 (formerly EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent. We reflect the associated research costs in our research and development expense.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation—Stock Compensation, (formerly Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004)), Share-Based Payments, or Statement 123(R). We use the Black-Scholes-Merton option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time vested stock options are retained before being exercised, or the expected term, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately expire or be forfeited. Changes to these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the statements of operations.

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

As of December 31, 2009, we had net operating loss carryforwards of approximately $128.4 million and research and development credit carryforwards of approximately $4.1 million for income tax purposes that begin to expire in the year 2011. Our orphan drug credit carryforwards of $12.4 million as of December 31, 2009 for income tax purposes begin to expire in 2020. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.

Financial Operations Overview

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for at least the next several years. To date, our revenue has been derived solely from our collaborations. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2009—$9.6 million; 2008—$12.3 million; and 2007—$21.1 million.

During the year ended December 31, 2009, revenues from our collaboration with Pfizer accounted for all of our revenues, and currently we are only receiving research funding under the one-year renewal term of the research phase of our collaboration with Pfizer, which is scheduled to end in September 2010. In connection with our collaboration with Pfizer, Pfizer paid us an initial upfront payment of $12.0 million. We recognized this payment from Pfizer as revenue over the two year initial term of the collaboration in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature.

In connection with our collaboration with McNeil, McNeil paid us an initial upfront payment of $10.0 million, $1.3 million of which we paid to CMCC in 2004, and a milestone payment of $5.0 million upon acceptance of the protocol for our Phase III clinical trial of senicapoc by the FDA, $650,000 of which we paid to CMCC in 2005. Our collaboration agreement with McNeil terminated effective September 18, 2007. We recognized these payments from McNeil as revenue in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature.

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

We expense both internal and external research and development costs as incurred. Our collaborators have paid for a portion of our research and development expenses in each of the last three years. Provided that we are able to secure additional funding, we expect that research and development expenditures will increase substantially due to the following:

•	clinical studies of ICA-105665 for the treatment of epilepsy and pain; and

•	the continued development of our research programs.

The conduct of our clinical stage program beyond proof-of-concept studies will be dependent upon the availability of additional capital or the formation of one or more new collaborations.

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

	Year ended December 31,
Development Program	2009	2008	2007
	(in thousands)
Senicapoc	$3,140	$1,728	$7,551
ICA-105665 and other lead compounds for epilepsy and pain	1,997	4,720	3,686

Total	$5,137	$6,448	$11,237

We expect that a substantial percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. We are no longer continuing the clinical development of senicapoc and accordingly we do not expect to incur significant future research and development expenses associated with this program. Our development expenditures are subject to numerous uncertainties in timing and cost to completion. In order to advance our drug development programs toward eventual commercialization of a drug product, we test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct clinical trials for each drug candidate. Throughout the drug development process, we make submissions to, and engage in discussions with, drug regulatory authorities, with the ultimate goal of submitting to these authorities and having approved applications for marketing approval. If we do not establish a collaboration for the program, we fund these activities ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for some product candidates in order to focus our resources on more promising product candidates. Completion of clinical trials by us or our collaborators may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel serving finance, accounting, intellectual property, information technology, human resource and administrative functions. Other costs include facility costs not included in research and development expense, insurance, professional fees for legal, accounting and public relations services and the legal costs of pursuing patent protection for our intellectual property. We expect that general and administrative expenditures will remain relatively stable during 2010 but may increase in subsequent years due to increasing payroll, public company expenses, our initial commercialization expenses if we receive marketing approvals, business development costs and expanded operational infrastructure.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on equipment debt financing.

Results of Operations

Comparison of Years Ended December 31, 2009 and December 31, 2008

Collaborative Research and Development Revenue

Collaborative research and development revenues decreased by $2.7 million, or 22%, to $9.6 million for the year ended December 31, 2009 from $12.3 million for the year ended December 31, 2008 and consisted of research and development funding related to our collaboration with Pfizer for both periods. The decrease was due primarily to a $2.3 million decrease in amortization of the initial upfront payment from Pfizer which became fully amortized during the third quarter of 2009 as well as a $289,000 decrease in reimbursed research and development costs.

Research and Development Expense

Research and development expense decreased by $4.1 million, or 19%, to $18.1 million for the year ended December 31, 2009 from $22.1 million for the year ended December 31, 2008. The decrease was due to a decrease of $2.7 million in expense associated with our epilepsy and pain program due to the timing of the conduct of the studies in this program; the implementation of a variety of cost reduction measures, including a decrease of $806,000 in patent expense, a decrease of $305,000 in outsourced chemistry expense, a decrease of

$297,000 in laboratory supplies expense, a decrease of $238,000 in salary and benefits expense, a decrease of $197,000 in expense related to pharmacology studies, a decrease of $114,000 related to license fee expense, and a decrease in the aggregate of $270,000 related to travel expense, consulting expense, and software license expense; a decrease of $495,000 in equity compensation expense; and a decrease of $242,000 in building rental and maintenance expense. This decrease was partially offset by an increase of $1.4 million in expenses related to the development of senicapoc for asthma and $287,000 in restructuring charges.

General and Administrative Expense

General and administrative expense decreased by $1.5 million, or 25%, to $4.3 million for the year ended December 31, 2009 from $5.7 million for the year ended December 31, 2008. The decrease was due primarily to the implementation of a variety of cost reduction measures, including a decrease of $411,000 related to business development expense, a decrease of $270,000 in salary and benefits expense, a decrease of $159,000 in accounting expense, a decrease of $144,000 in legal expense, a decrease of $123,000 in board of directors expense and a decrease of $90,000 in travel expense; a decrease of $452,000 in equity compensation expense; and a decrease in the aggregate of $141,000 related to building and maintenance expense and miscellaneous expense. This decrease was partially offset by an increase of $154,000 in insurance expense and $182,000 in restructuring charges.

Interest Income and Interest Expense

Interest income decreased $936,000, or 96%, to $36,000 for the year ended December 31, 2009 from $972,000 for the year ended December 31, 2008. The decrease in interest income was attributable to lower interest rates and to a lower average cash balance.

Interest expense decreased $17,000, or 9%, to $173,000 for the year ended December 31, 2009 from $190,000 for the year ended December 31, 2008. The decrease in interest expense was attributable to a lower average debt balance.

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

Research and Development Expense

Research and development expense decreased by $5.7 million, or 21%, to $22.1 million for the year ended December 31, 2008 from $27.9 million for the year ended December 31, 2007. The decrease was due primarily to a decrease of $7.4 million in expense related to the development of senicapoc for the treatment of sickle cell disease, a decrease of $1.6 million in expense related to the write-off of the capitalized payments that had been made to CMCC in connection with the termination of the McNeil collaboration, a decrease of $398,000 in equity compensation expense, a decrease of $389,000 in expense related to pharmacology studies, and a decrease of $351,000 related to license fee expense, partially offset by an increase of $1.6 million in expense related to the development of senicapoc for asthma, an increase of $1.1 million in expense related to the development of ICA-105665 and our other lead compounds for epilepsy and pain, an increase of $756,000 in salary and benefits expense, an increase of $487,000 in patent expense, an increase of $222,000 in laboratory supplies expense and an increase of $207,000 in building rent and maintenance expense.

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

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $18.1 million. In order to conserve capital, during 2009 we implemented a limited reduction of our workforce and other cost reduction measures. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; lease, debt and other obligations; and capital expenditure requirements into the third quarter of 2010. We will need additional funds to meet our obligations and fund operations beyond that time. We have renewed our research collaboration with Pfizer for a one year term through September 2010. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities, we do not currently have any commitments for future external funding.

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws. These conditions have caused our independent registered public accounting firm to raise substantial doubt about our ability to continue as a going concern. If sufficient funding is available and the scope of our clinical trials that we are conducting expands, we expect to incur losses from operations for at least the next several years.

In June 2009, we announced that we had retained J.P. Morgan to provide advice and assistance on a range of possible transactions, including the formation of one or more collaborations or the potential acquisition of our company. There can be no assurance that, if any transaction is commenced, it will be completed or as to the value that any such transaction might have for our stockholders.

On February 6, 2007, we completed a private placement of 15,423,640 shares of our common stock and warrants to purchase 5,398,256 million shares of our common stock at an exercise price of $1.45 per share. The private placement resulted in gross proceeds to us of approximately $22.0 million.

In June 2007, we received notification from McNeil of its termination of the collaboration agreement between us and McNeil for the development of senicapoc for the treatment of sickle cell disease as of September 18, 2007. Consequently, we did not earn any revenue associated with this collaboration after September 18, 2007. We bore the full cost of development of senicapoc for asthma.

In August 2007, we entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer provided us with research and development funding over a two-year research period pursuant to the agreement. Pfizer is obligated to make payments to us upon achievement of specified research, development, regulatory and commercialization milestones of up to $359.0 million for each drug candidate developed. We are also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. In September 2009, the research term of the collaborative research and license agreement with Pfizer was extended for a one-year period through September 2010.

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

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. From inception through December 31, 2009, we have raised net proceeds of $151.6 million from our IPO, private equity financings and the exercise of stock options and warrants. From inception through December 31, 2009, we have also received $97.5 million in license fees and research and development funding, $8.9 million in proceeds from equipment debt financing and capital leases and $12.3 million in interest income. To date, inflation has not had a material effect on our business.

Cash Flows

At December 31, 2009, our cash and cash equivalents were $18.1 million as compared to $34.2 million at December 31, 2008. Our cash and cash equivalents are highly liquid investments with a maturity of one year or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Net cash used in operating activities was $15.4 million for the year ended December 31, 2009. This reflects a net loss of approximately $12.8 million, a decrease of approximately $4.1 million in deferred revenue and a decrease of approximately $604,000 in accounts payable and accrued expenses. These amounts were partially offset by $1.3 million of non-cash expenses related to stock-based compensation and $811,000 of non-cash expenses related to depreciation and amortization of property and equipment.

Net cash used in investing activities in the year ended December 31, 2009 was $66,000 and consisted of purchases of property and equipment.

Net cash used in financing activities during the year ended December 31, 2009 was $587,000 and consisted of $662,000 in principal repayments related to our equipment debt financing, offset primarily by $100,000 in proceeds from the exercise of stock options.

At December 31, 2008, our cash and cash equivalents were $34.2 million as compared to $43.5 million at December 31, 2007. Our cash and cash equivalents are highly liquid investments with a maturity of one year or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Net cash used in operating activities was $18.0 million for the year ended December 31, 2008. This reflects a net loss of approximately $14.8 million, a decrease of approximately $5.7 million in deferred revenue and a decrease of approximately $1.2 million in accounts payable and accrued expenses. These amounts were partially offset by $2.2 million of non-cash expenses related to stock-based compensation, $790,000 of non-cash expenses related to depreciation and amortization of property and equipment, an increase of $311,000 in other liabilities and a decrease of approximately $217,000 in prepaid expenses and other current and non-current assets.

Net cash used in investing activities in the year ended December 31, 2008 was $1.6 million and consisted of purchases of property and equipment.

Net cash provided by financing activities during the year ended December 31, 2008 was $10.3 million and consisted primarily of $10.0 million in net proceeds from the issuance of equity securities and $1.0 million in proceeds from equipment debt financing, partially offset by $715,000 in principal repayments related to our equipment debt financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our long-term commitments under operating leases consist of payments relating to our leases of laboratory and office space as well as of office equipment. These leases expire over the period from 2010 to 2012. Our long-term commitments under equipment debt financing consist of payments relating to financing arrangements used primarily for the purchase of laboratory equipment.

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

One of our license agreements is with CMCC. Under this agreement, we are required to pay CMCC royalties on net product sales by us or our affiliates and a share of any sublicense income received by us. See “Business—Intellectual Property—License Agreements” above for a description of the CMCC license agreement. We paid CMCC $1.3 million of the $10.0 million upfront payment that we received from McNeil in June 2004, and $650,000 of the $5.0 million milestone payment that we received from McNeil upon acceptance of the protocol for our pivotal Phase III trial of senicapoc for the treatment of sickle cell disease by the FDA in February 2005. The amount of payments or obligations to CMCC were initially recorded on the balance sheet as long-lived assets under the category “technology licenses and related costs” and were amortized to expense over the term of the agreement. Due to the termination of the McNeil collaboration agreement during 2007, we determined that these long-lived assets were no longer recoverable. In accordance with ASC 360 (formerly Statement of Financial Accounting Standards, or SFAS, 144), Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment loss of $1.6 million during the second quarter of 2007, which is recorded as a component of research and development expense in the statement of operations for the year ended December 31, 2007.

Other contractual obligations as of December 31, 2009 consisted of $251,000 related to commitments for contract research services for preclinical research and other commitments.

We provide a severance arrangement for our executive officers and certain other employees, which includes salary and bonus continuance and continued health benefits (or payment of the amount equal to premiums that we were paying for such benefits) and which is triggered under certain circumstances. At December 31, 2009, we had a remaining obligation of $164,000 related to these arrangements as a result of a workforce reduction which was implemented in 2009. At December 31, 2009, the aggregate amount of potential future obligations under these arrangements was $4.4 million.

The following table summarizes as of December 31, 2009 our contractual obligations for operating leases, equipment debt financing principal and interest payments, annual technology license maintenance fees (including minimum annual royalties if applicable) and other contractual obligations. Because potential obligations under our severance arrangements are contingent, they are not included in the table below. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due By Period
	Total	2010	2011	2012	2013	2014	2015 and Thereafter
	(in thousands)
Operating leases	$1,223	$518	$498	$199	$8	$—	$—
Equipment debt financing	1,103	583	386	134	—	—	—
Annual technology license maintenance fees	540	63	63	63	44	42	265
Other contractual obligations	251	251	—	—	—	—	—

Total	$3,117	$1,415	$947	$396	$52	$42	$265

Funding Requirements

In order to conserve capital, during 2009 we implemented a limited reduction of our workforce and other cost reduction measures. We believe based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses; our debt, lease and other obligations; and our capital expenditure requirements into the third quarter of 2010. We will need additional funds to meet our obligations and fund our operations beyond this time. We have renewed our research collaboration with Pfizer for a one year term through September 2010. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities, we do not currently have any commitments for future external funding.

Until such time, if ever, as we can generate substantial product revenues, we will need to finance our cash requirements through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are not able to secure additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

If sufficient funding is available and the scope of the clinical trials that we are conducting expands, we expect to incur losses from operations for at least the next several years. Our future capital requirements will depend on many factors, including:

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” or ASC 105. ASC 105 establishes the ASC as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. ASC 105 was effective July 1, 2009 and applies to all interim periods ending after September 15, 2009. Therefore, we adopted ASC 105 for the reporting in our 2009 third quarter. The adoption of ASC 105 did not have a material impact on our financial statements.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of December 31, 2009 as set forth in their report which appears below.

Changes In Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Icagen, Inc.

We have audited Icagen, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Icagen, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Icagen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Icagen, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Icagen, Inc. and our report dated March 30, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Icagen, Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 30, 2010

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in the proxy statement for our 2010 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our 2010 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this Annual Report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained in the proxy statement for our 2010 annual meeting of stockholders under the caption “Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is contained in the proxy statement for our 2010 annual meeting of stockholders under the captions “Compensation of our Directors and Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our 2010 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our 2010 annual meeting of stockholders under the caption “Compensation of our Directors and Executive Officers—Securities Authorized for Issuance Under our Equity Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our 2010 annual meeting of stockholders under the captions “Certain Relationships and Transactions with Related Persons” and “Compensation of our Directors and Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our 2010 annual meeting of stockholders under the caption “Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our 2010 annual meeting of stockholders under the caption “Proposal 2—Ratification of the Appointment of Auditors” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Financial Statements

The following financial statements of Icagen, Inc. are included in this report immediately following the signature page:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets at December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009, 2008 and 2007

•	Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

•	Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Notes to the Financial Statements

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

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ P. KAY WAGONER, PH.D. P. Kay Wagoner, Ph.D.	Director, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2010

/S/ RICHARD D. KATZ, M.D. Richard D. Katz, M.D.	Executive Vice President, Finance and Corporate Development and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2010

/S/ ANDRÉ L. LAMOTTE, SC.D. André L. Lamotte, Sc.D.	Director	March 30, 2010

/S/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 30, 2010

/S/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director	March 30, 2010

Dennis B. Gillings, Ph.D.	Director

/S/ RICHARD G. MORRISON, PH.D. Richard G. Morrison, Ph.D.	Director	March 30, 2010

/S/ MARTIN A. SIMONETTI Martin A. Simonetti	Director	March 30, 2010

/S/ ADEOYE Y. OLUKOTUN, M.D. Adeoye Y. Olukotun, M.D.	Director	March 30, 2010

ICAGEN, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Icagen, Inc.

We have audited the accompanying balance sheets of Icagen, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icagen, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Icagen, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 30, 2010

Icagen, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$18,149	$34,215
Accounts receivable	24	14
Prepaid expenses and other	641	568

Total current assets	18,814	34,797
Property and equipment, net	1,837	2,586
Technology licenses and related costs, net of accumulated amortization of $394 and $383 as of December 31, 2009 and 2008, respectively	336	392
Deposits and other	105	105

Total assets	$21,092	$37,880

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,085	$1,436
Accrued expenses	639	892
Current portion of deferred revenue	1,357	5,378
Current portion of equipment debt financing	493	662

Total current liabilities	3,574	8,368
Deferred revenue, less current portion	—	56
Equipment debt financing, less current portion	478	971
Other non-current liabilities	341	373

Total liabilities	4,393	9,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized at December 31, 2009 and 2008; 47,375,211 and 46,906,589 shares issued and outstanding at December 31, 2009 and 2008, respectively	47	47
Additional paid-in capital	155,861	154,505
Accumulated deficit	(139,209)	(126,440)

Total stockholders’ equity	16,699	28,112

Total liabilities and stockholders’ equity	$21,092	$37,880

See accompanying notes.

Icagen, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2009	2008	2007
Collaborative research and development revenues:
Research and development fees	$9,342	$11,711	$17,383
Reimbursed research and development costs	291	580	3,734

Total collaborative research and development revenues	9,633	12,291	21,117
Operating expenses:
Research and development	18,063	22,140	27,854
General and administrative	4,290	5,748	5,940

Total operating expenses	22,353	27,888	33,794

Loss from operations	(12,720)	(15,597)	(12,677)
Other income (expense):
Interest income	36	972	1,960
Interest expense	(173)	(190)	(168)

Total other (expense) income, net	(137)	782	1,792

Loss before income taxes	(12,857)	(14,815)	(10,885)
Income tax benefits	(88)	—	—

Net loss	$(12,769)	$(14,815)	$(10,885)

Basic and diluted net loss per share	$(0.27)	$(0.32)	$(0.29)

Weighted average common shares outstanding—basic and diluted	47,064,761	46,167,902	37,432,144

See accompanying notes.

Icagen, Inc.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at December 31, 2006	22,312,266	$22	$112,765	$(100,740)	$12,047
Issuance of common stock and warrants in the 2007 private placement, net of offering costs	15,423,640	16	21,653	—	21,669
Issuance of common stock to Pfizer, net of issuance costs	2,688,172	3	4,906	—	4,909
Issuance of restricted stock	48,629	—	(6)	—	(6)
Exercise of options and warrants for 397,912 common shares	397,912	—	370	—	370
Stock-based compensation expense	—	—	2,580	—	2,580
Net loss	—	—	—	(10,885)	(10,885)

Balance at December 31, 2007	40,870,619	41	142,268	(111,625)	30,684
Issuance of common stock to Pfizer, net of issuance costs	5,847,953	6	9,988	—	9,994
Issuance of restricted stock	100,802	—	(38)	—	(38)
Exercise of options and warrants for 87,215 common shares	87,215	—	59	—	59
Stock-based compensation expense	—	—	2,228	—	2,228
Net loss	—	—	—	(14,815)	(14,815)

Balance at December 31, 2008	46,906,589	47	154,505	(126,440)	28,112
Issuance of restricted stock	301,079	—	(25)	—	(25)
Exercise of options for 167,543 common shares	167,543	—	100	—	100
Stock-based compensation expense	—	—	1,281	—	1,281
Net loss	—	—	—	(12,769)	(12,769)

Balance at December 31, 2009	47,375,211	$47	$155,861	$(139,209)	$16,699

See accompanying notes.

Icagen, Inc.

Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(12,769)	$(14,815)	$(10,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	811	790	758
Amortization of technology licenses and related costs	38	47	119
Stock-based compensation	1,281	2,228	2,580
Loss on the disposal of equipment	4	—	—
Write-off of technology licenses and related costs	18	26	1,599
Changes in operating assets and liabilities:
Accounts receivable	(10)	39	(44)
Prepaid expenses and other current and non-current assets	(73)	217	1,036
Accounts payable and accrued expenses	(604)	(1,171)	(1,378)
Other liabilities	(32)	311	62
Deferred revenue	(4,077)	(5,651)	(1,424)

Net cash used in operating activities	(15,413)	(17,979)	(7,577)

Investing activities
Acquisition of property and equipment	(66)	(1,640)	(545)
Proceeds from the sale of equipment	—	—	2

Net cash used in investing activities	(66)	(1,640)	(543)

Financing activities
Proceeds from sale of common stock and warrants, net of stock issuance costs	—	9,994	26,578
Proceeds from equipment debt financing	—	1,021	221
Common stock withheld for payroll taxes upon vesting of restricted stock	(25)	(38)	(6)
Payments on equipment debt financing	(662)	(715)	(661)
Proceeds from exercise of warrants and stock options	100	59	370

Net cash (used in) provided by financing activities	(587)	10,321	26,502

(Decrease) increase in cash and cash equivalents	(16,066)	(9,298)	18,382
Cash and cash equivalents at beginning of year	34,215	43,513	25,131

Cash and cash equivalents at end of year	$18,149	$34,215	$43,513

Supplemental disclosure of cash flow information
Cash paid for interest	$170	$184	$162

Non-cash items
Equipment acquired through debt financing	—	—	$385

See accompanying notes.

Icagen, Inc.

Notes to Financial Statements

December 31, 2009

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

Basis of Presentation, Liquidity and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. However, as presented in the financial statements, as of December 31, 2009, the Company had a cash balance of $18.1 million and an accumulated deficit of $139.2 million. The Company also incurred a net loss of $12.8 million and negative cash flows from operations of $15.4 million in 2009. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

In order to conserve capital, during 2009 the Company implemented a limited reduction of its workforce and other cost reduction measures. The Company believes that based on its current operating plan, its existing cash and cash equivalents will be sufficient to enable it to fund its operations; lease, debt and other obligations; and capital expenditure requirements into the third quarter of 2010. The Company will need additional funds to meet its obligations and fund operations beyond that time. The Company has renewed its research collaboration with Pfizer for a one year term through September 2010. Except for collaboration revenue it expects to receive from Pfizer as funding for research and development activities, the Company does not currently have any commitments for future external funding.

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws. These conditions have caused the Company's independent registered public accounting firm to raise substantial doubt about its ability to continue as a going concern.

In June 2009, the Company announced that it had retained J.P. Morgan to provide advice and assistance on a range of possible transactions, including the formation of one or more collaborations or the potential acquisition of the Company. There can be no assurance that, if any transactions commence, it will be completed or as to the value that any such transaction might have for our stockholders.

If sufficient funding is available and the scope of the clinical trials that the Company is conducting expands, the Company expects to incur losses from operations for at least the next several years. Until such time, if ever, as the Company can generate substantial product revenues, the Company will be required to finance its cash

Icagen, Inc.

Notes to Financial Statements—(Continued)

needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that the Company may raise may contain terms, such as liquidation and other preferences, that are not favorable to the Company or its stockholders. If the Company raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to the Company's technologies, research programs or product candidates or grant licenses on terms that may not be favorable to the Company.

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

Revenue Recognition

The Company’s collaboration agreements contain multiple elements, including non-refundable upfront license fees, payments for reimbursement of research and development costs, payments for ongoing research and development, payments associated with achieving development, regulatory and commercialization milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”) and Accounting Standards Codification (“ASC”) 605 (formerly Emerging Issues Task Force (“EITF”) Issue 00-21), Revenue Arrangements with Multiple Deliverables (“ASC 605”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

Revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with the Company’s collaboration with Pfizer and with the Company’s cost sharing arrangement with McNeil are recorded in compliance with ASC 605 (formerly EITF Issue 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent, and ASC 605 (formerly EITF Issue 01-14), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. According to the criteria established by these EITF issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values at December 31, 2009 and 2008 based on the liquidity of these financial instruments or their short term nature. The carrying value of equipment debt financing approximates fair values at December 31, 2009 and 2008 based on the market interest rates available to the Company for debt of similar risk and maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of the following as of (in thousands):

	December 31,
	2009	2008
Cash	$257	$172
Money market funds and United States government obligations	17,892	34,043

Total	$18,149	$34,215

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the assets beginning when the assets are placed in service. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the remaining lease terms, including renewal options if applicable. Depreciation and amortization recorded on property and equipment totaled $811,000, $790,000 and $758,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Pursuant to its license with the Children’s Medical Center Corporation (“CMCC”), the Company paid approximately $2.0 million to CMCC based on the upfront and milestone payments received from McNeil. The Company recorded this payment on its balance sheet as a long-lived asset under the category “technology licenses and related costs.” Due to the termination of the collaboration agreement with McNeil, the Company determined that this long-lived asset was no longer recoverable. In accordance with ASC 360 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360), the Company recorded an impairment loss of $1.6 million during the second quarter of 2007. These impairment losses are reflected as a component of research and development expense in the statements of operations.

During the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization of technology licenses and related costs of $38,000, $47,000 and $119,000, respectively. The weighted average

Icagen, Inc.

Notes to Financial Statements—(Continued)

remaining amortization period of all technology licenses is 10 years. The Company estimates that future amortization of its technology licenses and related costs as of December 31, 2009 will be approximately $37,000 for each of the five years in the period ended December 31, 2014 and an aggregate of $151,000 thereafter.

During 2009, 2008 and 2007, the Company identified certain technology licenses that no longer met its strategic objectives, which were determined to be unrecoverable and for which the Company had no alternative future uses. Accordingly, the Company recorded impairment losses for such agreements at the time of determination totaling $18,000, $26,000 and $37,000, respectively for the years ended December 31, 2009, 2008 and 2007. These impairment losses are reflected as a component of research and development expense in the statements of operations.

Deposits and Other Assets

Deposits and other assets consist of utility and rent deposits, prepayments required under the terms of clinical trial contracts for which the remaining term of the clinical trial exceeds one year and restricted cash.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with ASC 360, recoverability is measured by comparing the carrying value of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is calculated using the amount by which the book value of the asset exceeds the projected discounted future net cash flows arising from the asset.

Accrued Expenses

The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of December 31, 2009 and 2008 consist primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs.

Significant Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in accounts with three major financial institutions in the United States. Substantially all deposits in these institutions exceeded the amount of FDIC insurance provided on such deposits at December 31, 2009 and 2008. Concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the strong financial position of the Company’s collaborator.

The Company operates in a single industry and is engaged in discovering drugs that may lead to treatments for disabling and life-threatening diseases. Collaborative research revenues from the Company’s collaboration partners representing 10% or more of total collaborative research revenues are as follows:

	Years ended December 31,
	2009	2008	2007
Pfizer	100%	100%	21%
McNeil	—	—	79%

Icagen, Inc.

Notes to Financial Statements—(Continued)

Research and Development Costs

Research and development expenses include costs for scientific personnel, supplies, equipment, consultants, research sponsored by the Company, allocated facility costs, costs related to pre-clinical and clinical trials, and stock-based compensation expense. All such costs are charged to research and development expense as incurred. Collaboration agreements generally specify minimum levels of research effort required to be performed by the Company. The Company accounts for its clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost, based on a variety of factors, beginning with the preparation for the clinical trial. This estimated cost includes payments to contract research organizations for trial site and patient-related costs, including laboratory costs related to the conduct of the trial and other costs. The cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of the treatment period for each patient.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the provisions of ASC 740 (formerly SFAS No. 109), Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of the Company’s assets and liabilities and are estimated using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Comprehensive Loss

The Company has adopted the provisions of ASC 220 (formerly SFAS No. 130), Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components for general purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.

Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share attributable to common stockholders in accordance with ASC 260 (formerly SFAS No. 128), Earnings Per Share (“ASC 260”). Under the provisions of ASC 260, basic net loss per share attributable to common stockholders (“Basic EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share attributable to common stockholders (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options, shares issuable upon the vesting of restricted stock units and shares issuable upon the exercise of warrants. For the periods presented, Diluted EPS is identical to Basic EPS because common share equivalents, including all of the Company’s Preferred Stock, outstanding stock options, outstanding restricted stock units and outstanding warrants, are excluded from the calculation, as their effect is antidilutive. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Years ended December 31,
	2009	2008	2007
Outstanding common stock options	5,571,746	5,636,519	5,039,193
Restricted stock units	1,939,066	586,193	300,459
Outstanding warrants	5,218,920	5,218,920	4,830,422

Total	12,729,732	11,441,632	10,170,074

Icagen, Inc.

Notes to Financial Statements—(Continued)

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with ASC 718 (formerly SFAS No. 123(R)), Share-Based Payment, (“ASC 718”) which requires that share-based payments be measured at fair value and recognized as compensation expense over the service period in which the awards are expected to vest.

Segment Information

ASC 280 (formerly SFAS No. 131), Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“ASC 105”). ASC 105 establishes the ASC as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. ASC 105 was effective July 1, 2009 and applies to all interim periods ending after September 15, 2009. Therefore, the Company adopted ASC 105 for the reporting in our 2009 third quarter. The adoption of ASC 105 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165), “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 was effective for the Company for the quarter ended June 30, 2009. The adoption of ASC 855 did not have a significant impact upon the Company’s accounting for and disclosure of subsequent events.

In December 2007, the FASB issued ASC 805 (formerly SFAS No. 141R), “Business Combinations” (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of ASC 805 did not have a material impact on the Company’s financial statements.

In November 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on ASC 808 (formerly EITF Issue No. 07-1), “Accounting for Collaborative Arrangements” (“ASC 808”). ASC 808 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. ASC 808 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. ASC 808 was effective for fiscal years beginning after December 15, 2008 and has been applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of ASC 808 did not have a material impact on the Company’s financial statements.

Icagen, Inc.

Notes to Financial Statements—(Continued)

In September 2006, the FASB issued ASC 820 (formerly SFAS No. 157), “Fair Value Measurements” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value at least annually. It is effective for fiscal years beginning after November 15, 2008 for all other nonfinancial assets and liabilities. ASC 820 is to be applied prospectively. The adoption of the requirements of ASC 820 that were effective January 1, 2008 and January 1, 2009 did not have a material impact on the Company’s financial statements.

2. Collaborations

The Company has entered into research collaboration agreements to extend the Company’s ion channel drug discovery technology into additional therapeutic areas and to benefit from the research, development and commercialization capabilities of the Company’s collaborators, as well as to augment the Company’s financial resources. A non-refundable upfront license fee was paid by each collaborator for rights to certain of the Company’s technology. These collaborative research agreements also provide for periodic payments to support the research phase of such programs and payments upon completion of specified research, development, regulatory and commercial milestones. The Company may also receive reimbursement for certain research costs and royalty payments under these agreements based on specified percentages of net product sales, if any. As of December 31, 2009, the Company had one collaboration with Pfizer. The Company’s collaboration with McNeil terminated effective September 18, 2007.

Pfizer

On August 13, 2007, the Company entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid the Company an initial upfront license fee of $12.0 million. The Company recognized this payment from Pfizer as revenue in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature. Specifically, the $12.0 million upfront license payment was recorded as deferred revenue, which was amortized to revenue over the two-year life of the initial research term. In September 2009, the research term was extended for one year through September 30, 2010. In addition to the upfront license fee, Pfizer is providing the Company with research and development funding over the research period pursuant to the agreement. The research term may be extended upon mutual agreement of Pfizer and the Company. Additionally, Pfizer is obligated to make payments to the Company upon achievement of specified research, development, regulatory and commercialization milestones of $359.0 million for each drug candidate developed. The Company is also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. The Company recognized $9.6 million, $12.3 million and $4.4 million of revenue related to the Pfizer collaboration agreement for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

On March 14, 2008, together with Pfizer, the Company entered into a collaboration with the laboratory of Professor B. A. Wallace at Birkbeck College, University of London, to study the structural biology of sodium channels. This three party relationship was created to support the previously established collaboration between Icagen and Pfizer for the discovery of compounds which modulate specific sodium ion channels as potential new treatments for pain and related disorders. In connection with the Birkbeck collaboration, the Company also entered into a supplemental agreement with Pfizer that required Pfizer to reimburse the Company for certain equipment to be used in the collaboration as well as pay the Company for additional research and development services over a two year term. The Company is also contributing services to the collaboration and is recognizing these payments from Pfizer as revenue ratably over the term of the collaboration in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature.

McNeil

On June 14, 2004, the Company entered into collaboration and copromotion agreements with McNeil to develop and commercialize senicapoc for the treatment of sickle cell disease. Pursuant to the collaboration arrangement, McNeil paid the Company an initial upfront payment of $10.0 million, $1.3 million of which the Company paid to Children’s Medical Center Corporation (“CMCC”), and a milestone payment of $5.0 million upon acceptance by the U.S. Food and Drug Administration (“FDA”) of the protocol for the Company’s Phase III clinical trial of senicapoc for the treatment of sickle cell disease, $650,000 of which the Company paid to CMCC in February 2005. The Company recognized these payments from McNeil as revenue in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature. Specifically, both the $10.0 million upfront payment and the $5.0 million milestone payment were recorded as deferred revenue, which was being amortized to revenue over the life of the agreement. At the time of the execution of the agreement, the achievement of the milestone above was not considered to represent a separate earnings process, and therefore this payment was treated in a manner consistent with the accounting treatment applied to the $10.0 million upfront payment rather than recognized as revenue when received. McNeil was also potentially obligated to pay the Company up to an additional $48.0 million based on the achievement of specified clinical and regulatory milestones.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

3. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2009	2008
Equipment	$8,632	$8,755
Leasehold improvements	1,729	1,715
Furniture and fixtures	373	352

	10,734	10,822
Less: accumulated depreciation and amortization	(8,897)	(8,236)

Property and equipment, net	$1,837	$2,586

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Accrued development and clinical trial expenses	$247	$761
Restructuring reserve	223	—
Other accrued expenses	169	131

Total accrued expenses	$639	$892

5. Commitments and Contingencies

The Company’s obligations consist of equipment debt financing, noncancelable operating leases, technology licenses, employment arrangements and other contractual obligations.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Equipment Debt Financing

In July 1999, the Company entered into an equipment financing agreement with Oxford Finance Corporation, which was subsequently amended to provide for the acquisition of up to $3.7 million in equipment and other fixed assets. The financing agreement carries an interest rate indexed to the average yields on four-year U.S. Treasury Notes, as published by the Dow Jones Telerate Access Service, and requires repayment of principal and interest over 36 to 48 months with a final maturity of 2012. The applicable interest rates through December 31, 2009 ranged from 12.52% to 13.11%. This financing is structured as individual equipment notes, secured by the assets financed under such notes, and does not allow additional asset purchases under this financing beyond December 2008.

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

As of December 31, 2009 and 2008, approximately $971,000 and $1.6 million of the equipment debt financing notes were outstanding, respectively. Total equipment with a net carrying value of $984,000 collaterizes the outstanding equipment debt financing balance at December 31, 2009.

Property and equipment includes the following amounts financed through equipment debt financing (in thousands):

	December 31,
	2009	2008
Equipment, furniture and fixtures	$1,841	$2,966
Less: accumulated depreciation	(857)	(1,225)

	$984	$1,741

As of December 31, 2009, future annual principal payments under equipment debt financing consist of the following for the years ending December 31 (in thousands):

2010	$493
2011	350
2012	128

Total	971
Current portion of equipment debt financing	(493)

Equipment debt financing, less current portion	$478

Noncancelable Operating Leases

The Company leases certain office equipment under noncancelable operating leases expiring in 2013. The Company leases its facilities under various noncancelable operating leases that expire from 2010 through 2012. One of the Company’s facility leases is subject to voluntary renewal options and included a $260,000 tenant improvement allowance and another of the Company’s facility leases included three months rent abatement. The

Icagen, Inc.

Notes to Financial Statements—(Continued)

terms of the facility leases provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. Minimum rent payments, net of rent abatement and allowances, under operating leases are recognized on a straight line basis over the term of the lease, including renewal options if applicable. At December 31, 2009, the Company had provided one of its lessors with an irrevocable letter of credit with a balance of $100,000 during the lease term. This letter of credit is secured by a cash deposit, which is included in deposits and other in the accompanying balance sheets.

As of December 31, 2009, future annual minimum payments under noncancelable operating leases with terms in excess of one year consist of the following for the years ending December 31 (in thousands):

2010	$518
2011	498
2012	199
2013	8

Total minimum lease payments	$1,223

Rental expense associated with operating leases was $706,000, $690,000 and $498,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Technology Licenses

The Company is a party to a number of license agreements, primarily with academic institutions, under which it licenses patents, patent applications and other intellectual property for which the Company paid upfront license fees. The duration of these agreements varies from 10 years to the expiration date of the last-to-expire patent, and the Company has the option to renew some of these agreements at the end of their terms. The Company’s technology license agreements are generally terminable by the Company upon short notice. Under certain conditions, the Company can grant sublicenses for which the licensors receive a fee. Some of these licenses require annual maintenance fees and periodic payments upon the achievement of specified development and regulatory milestones. The Company is obligated to pay specified royalties for licensed and sublicensed product sales or specified percentages of income received from sublicenses, and in some cases minimum annual royalties. As of December 31, 2009 and 2008, there were no milestone payments or royalties due under these technology license agreements.

In February 2000, the Company entered into an agreement with CMCC for a worldwide exclusive license to products covered by the patent rights licensed from CMCC. The patent rights licensed to the Company by CMCC include patent rights directed to the use of specified classes of compounds for most fields of human and veterinary therapeutics and diagnostics, including the Company’s prior drug candidate for the treatment of sickle cell disease and asthma. The Company has the right to grant sublicenses under this license. Patents licensed under the CMCC agreement expire over the period from 2012 through 2016.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

The Company’s royalty obligation with respect to each licensed product extends until the expiration of the last-to-expire patent, which expires on September 16, 2014, licensed from CMCC covering the licensed products in any country. Upon the later of the expiration of the last-to-expire licensed patent or February 2015, the agreement expires.

Pursuant to its license with CMCC, the Company’s obligation to pay CMCC specified amounts with respect to sublicense income applies to the upfront and milestone payments, royalties and share of profits in the copromotion territory received by the Company under the Company’s prior collaboration agreement with McNeil. The Company paid CMCC $1.3 million of the $10.0 million upfront payment that the Company received from McNeil in June 2004, and paid CMCC $650,000 of the $5.0 million milestone payment that the Company received from McNeil upon acceptance of the protocol for the Company’s pivotal Phase III clinical trial of senicapoc for the treatment of sickle cell disease by the FDA. Payments or obligations to CMCC were originally recorded on the balance sheet as long-term assets under the category “technology licenses and related costs” and were amortized to expense over the term of the agreement. Due to the termination of the collaboration agreement with McNeil, the Company determined that this long-lived asset was no longer recoverable. In accordance with ASC 360 (formerly SFAS 144), the Company recorded an impairment loss of $1.6 million during the second quarter of 2007, which is recorded as a component of research and development expense in the statement of operations for the year ended December 31, 2007.

As of December 31, 2009, future annual license maintenance fees under the Company’s technology license agreements consist of the following for the years ending December 31 (in thousands):

2010	$63
2011	63
2012	63
2013	44
2014	42
2015 through 2024	265

Total	$540

The aggregate amount of the annual maintenance fees under these technology license agreements was $46,000, $111,000 and $108,000 in 2009, 2008 and 2007, respectively.

Employment Arrangements

The Company provides a severance arrangement for its executive officers and certain other employees, which includes salary and bonus continuance and continued health benefits (or payment of the amount equal to premiums that the Company was paying for such benefits) and which is triggered under certain circumstances. At December 31, 2009, the Company had a remaining obligation of $164,000 related to these arrangements as a result of a workforce reduction which was implemented in 2009. At December 31, 2009, the aggregate amount of potential future obligations under these arrangements was $4.4 million. At December 31, 2008, the Company had not incurred or recorded any obligation related to these arrangements.

Icagen, Inc.

Notes to Financial Statements—(Continued)

Restructuring

During 2009, the Company implemented a number of cost savings measures, including a limited workforce reduction, in order to conserve cash. The Company recorded restructuring charges of approximately $469,000 in 2009 related to termination benefits. The restructuring charges are included as a component of both research and development and general and administrative expense in the statement of operations. The restructuring costs are being accounted for pursuant to ASC 420 (formerly “SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes the activity in the restructuring accrual for the year ended December 31, 2009:

	Balance at December 31, 2008	Charges	Payments	Balance at December 31, 2009
Severance Costs	$—	$469	$(246)	$223

Total	$—	$469	$(246)	$223

Other Contractual Obligations

Other contractual obligations as of December 31, 2009 consisted of $251,000 related to commitments for contract research services for preclinical research and other commitments.

6. Stockholders’ Equity

Capital Structure

As of December 31, 2009 and 2008, the Company was authorized to issue up to 120,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock in one or more series.

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

Icagen, Inc.

Notes to Financial Statements—(Continued)

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

As of December 31, 2009 and 2008, the Company had a total of 47,375,211 and 46,906,589 shares of common stock outstanding, respectively.

Stockholder Rights Plan

On December 2, 2008, the Company adopted a stockholder rights plan pursuant to which it issued a dividend of one preferred share purchase right for each share of common stock held by stockholders of record on December 15, 2008. The Company’s stockholders approved the rights plan on June 2, 2009. Each right entitles stockholders to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a price of $7.50, subject to adjustment under certain circumstances. Unless the Company redeems or exchanges the rights at an earlier date, they will expire upon the close of business on December 2, 2018.

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

The Company’s Board of Directors may redeem the rights for $0.001 per right at any time until ten business days after a person acquires 15% (or in the case of Pfizer, 20%) of the Company’s common stock, or on the date on which any executive officer of Icagen has actual knowledge of such acquisition, whichever is later. The Board of Directors may also extend the date by which the rights may be redeemed. Unless the Company redeems or exchanges the rights at an earlier date, they will expire upon the close of business on December 2, 2018.

Warrants

In connection with the Company’s private placement completed on February 6, 2007, the Company issued warrants to purchase an aggregate of 5,398,256 shares of common stock with an exercise price of $1.45 per share. These warrants may be exercised for cash or on a cashless basis and expire in February 2012. During the year ended December 31, 2007, warrants to purchase 179,336 shares of common stock were exercised resulting

Icagen, Inc.

Notes to Financial Statements—(Continued)

in the issuance of 169,863 shares of common stock. At December 31, 2009 and 2008, there were warrants to purchase 5,218,920 shares of common stock outstanding.

Common Stock Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

December 31, 2009
Outstanding stock options	5,083,978
Outstanding restricted stock units	1,708,508
Outstanding warrants	5,218,920
Possible future issuance under the 2004 equity compensation plan	2,566,933

Total shares reserved	14,578,339

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock price and the volatility of the common stock prices of other comparable companies in the biotechnology industry. The Company uses historical data to estimate option exercises and forfeitures used in the model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company analyzed separate groups of employees with similar exercise behavior to determine the expected term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2009, the Company had 5,083,978 options outstanding with a weighted average exercise price of $2.21, and 1,708,508 restricted stock units outstanding. Remaining compensation expense as of December 31, 2009 to be recognized on these options and restricted stock units through December 2013 is approximately $457,000 and $900,000, respectively. The weighted-average period of time over which these costs will be recognized for stock options and restricted stock units is 1.8 and 2.8 years, respectively. As of December 31,

Icagen, Inc.

Notes to Financial Statements—(Continued)

2009, the Company had 4,631,497 options exercisable with a weighted average exercise price of $2.26. As of December 31, 2009, the Company had 5,073,380 options vested and expected to vest with a weighted average exercise price of $2.21. The weighted-average remaining contractual terms of the exercisable options and options vested and expected to vest at December 31, 2009 is 5.1 and 5.3 years, respectively. The aggregate intrinsic value of exercisable options and options vested and expected to vest at December 31, 2009 was $2,900.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2009	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.2%	3.3%	4.5%
Expected volatility	100.0%	100.0%	70.0%
Expected life (in years)	7.0	5.7	4.8
Estimated weighted average grant date fair value per share of options granted	$0.35	$1.19	$0.92

The following table summarizes activity related to stock options and restricted stock units as of December 31, 2009, and changes during the year then ended:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding
Balance at December 31, 2008	2,887,234	5,683,558	$2.15	559,948
Authorized	1,000,000	—	—	—
Granted	(1,719,308)	90,000	0.42	1,629,308
Exercised/Released	—	(167,543)	0.61	(345,861)
Forfeited/Cancelled	399,007	(522,037)	1.80	(134,887)

Balance at December 31, 2009	2,566,933	5,083,978	$2.21	1,708,508

Icagen, Inc.

Notes to Financial Statements—(Continued)

Selected information regarding stock options as of December 31, 2009 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.42 – $0.75	366,239	2.9	$0.66	366,239	$0.66
0.76 – 1.08	1,711,044	6.5	0.91	1,669,013	0.91
1.09 – 2.00	1,236,946	5.4	1.70	945,716	1.75
2.01 – 2.50	861,565	4.6	2.18	748,655	2.20
2.51 – 5.00	386,445	4.4	4.94	384,939	4.94
5.01 – 6.50	336,235	4.6	6.27	332,804	6.27
6.51 – 8.00	135,766	5.0	7.21	134,643	7.21
8.01 – 9.12	49,738	5.7	8.79	49,488	8.79

$0.42 – $9.12	5,083,978	5.3	$2.21	4,631,497	$2.26

The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $39,000, $76,000 and $295,000, respectively. The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $631,000, $1.6 million and $2.0 million, respectively.

At December 31, 2009 and 2008, 4,631,497 and 4,507,383 of the Company’s outstanding options were exercisable, respectively.

8. Related Party Transactions

At December 31, 2009 and 2008, Pfizer held 8,536,125 shares of the Company’s common stock. Total revenues from Pfizer totaled approximately $9.6 million, $12.3 million and $4.4 million in 2009, 2008 and 2007, respectively, including partial recognition of a non-refundable upfront license fee of $12.0 million in 2009, 2008 and 2007 that was recognized as revenue ratably over the initial two-year research term of the Company’s collaboration agreement with Pfizer.

The Company incurred expense of $771,000, $658,000 and $6.3 million from Quintiles Transnational Corp. for development and clinical trial services in 2009, 2008 and 2007, respectively. Quintiles Transnational Corp. is an affiliate of one of the Company’s stockholders, and the chairman of the board and chief executive officer of Quintiles Transnational Corp. is a stockholder and a member of the Company’s Board of Directors. The amounts paid to Quintiles Transnational Corp. are included in research and development expense on the statements of operations. Amounts included in accounts payable related to these services totaled $68,000 and $0 at December 31, 2009 and 2008, respectively.

Icagen, Inc.

Notes to Financial Statements—(Continued)

9. Income Taxes

A reconciliation of the Company’s income tax benefit at the federal statutory rate to actual income tax benefit is as follows (in thousands):

	2009	2008	2007
Income tax benefit at federal statutory rate	$(4,469)	$(5,185)	$(3,810)
State taxes, net of federal expense	(638)	(741)	(544)
Research and development credit	(406)	(434)	103
Orphan drug credit	—	5,887	(1,145)
Stock compensation	495	641	749
Other, net	(1,233)	(616)	83
Change in valuation allowance	6,163	448	4,564

Income tax benefit	$(88)	$—	$—

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations is as follows:

	2009	2008	2007
Federal statutory rate	(35.0)%	35.0%	35.0%
State tax rate, net of federal benefit	(5.0)%	5.0%	5.0%
Tax credits and non-deductible expenses	(8.6)%	(41.2)%	10.5%
Change in valuation allowance	47.9%	1.2%	(50.5)%

	(0.7)%	0.0%	0.0%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows as of December 31 (in thousands):

	2009	2008
Deferred tax assets:
Deferred revenue	$543	$2,174
Excess book depreciation	277	338
Stock-based compensation expense	1,325	1,094
Net operating loss carryforwards	51,378	44,073
Research and development credit carryforwards	3,964	3,645
Orphan drug credit carryforward	12,427	12,427
Alternative minimum tax credit	5	5

Total deferred tax assets	69,919	63,756
Less: valuation allowance for deferred tax assets	(69,919)	(63,756)

Net deferred tax assets	$—	$—

During 2009, the Company received a cash payment of $88,000 from the U.S. Government relating to a refundable tax credit. This amount was recorded as an income tax benefit in the accompanying statement of operations.

At December 31, 2009 and 2008, the Company had net operating loss carryforwards of approximately $128.4 million and $110.2 million, respectively, and research and development credit carryforwards of approximately $4.1 million and $3.6 million, respectively, for income tax purposes that begin to expire in the

Icagen, Inc.

Notes to Financial Statements—(Continued)

year 2011. The Company’s orphan drug credit carryforwards of $12.4 million and $12.4 million as of December 31, 2009 and 2008, respectively, for income tax purposes begin to expire in 2020. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards as the Company has determined that it is more likely than not that the deferred tax assets will not be realized.

Based on the number of shares of common and preferred stock issued, the Company has exceeded the limit allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards and tax credit carryforwards. Ownership changes subsequent to December 31, 2009 may reduce the availability of net operating losses to offset future taxable income.

Effective January 1, 2007, the Company adopted the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, primarily codified into Topic 740 “Income Taxes” in the ASC. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company must presume that the positions will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability, or a combination of each. The Company must recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is met. The Company must de-recognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met. The Company may not use a valuation allowance as a substitute for derecognition of tax positions.

The Company adopted this standard as of the beginning of the Company’s first quarter of 2007; however, the adoption of this interpretation did not have a material effect on the Company’s financial condition, results of operations or cash flows. In accordance with ASC 740, the Company will classify any interest and penalty expense in interest expense and general and administrative expense, respectively.

During the year ended December 31, 2009, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $72,000. During the year ended December 31, 2008, the Company recorded a decrease to its liability for unrecognized tax benefits of approximately $414,000. During the year ended December 31, 2007, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $1.7 million. Interest or penalties have not been accrued. If the tax benefit is ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Icagen, Inc.

Notes to Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which are not recorded as a liability because they are offset by net operating loss carryforwards, are as follows:

Balance, January 1, 2007	$0
Increases for tax positions taken during a prior period	1,466
Increases for tax positions taken during the current period	246

Balance, December 31, 2007	1,712
Increases for tax positions taken during the current period	77
Decreases related to settlements	(491)

Balance, December 31, 2008	1,298
Increases for tax positions taken during the current period	72

Balance, December 31, 2009	$1,370

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

10. Defined Contribution Benefit Plan

The Company has adopted a 401(k) plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1997. Participants may elect a salary reduction from 1% to 100% as a contribution to the 401(k) Plan subject to Internal Revenue Service limitations. The 401(k) Plan permits the Company to match these elective deferrals by a percentage determined on an annual basis. Through October 31, 2007 the Company matched 10% of participant’s contributions. Effective November 1, 2007, the Company match was increased to 20% of participant’s contributions. The Company made matching contributions in the amount of $119,000, $136,000 and $78,000 in 2009, 2008 and 2007, respectively.

Icagen, Inc.

Notes to Financial Statements—(Continued)

11. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations (in thousands, except share and per share amounts):

	Year ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research and development revenues	$3,012	$3,008	$2,236	$1,377
Loss from operations	(3,573)	(2,337)	(3,471)	(3,339)
Net loss attributable to common stockholders	(3,614)	(2,379)	(3,503)	(3,273)
Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.05)	$(0.07)	$(0.07)
Weighted average common shares outstanding—basic and diluted	46,978,568	47,002,455	47,083,785	47,191,687

	Year ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research and development revenues	$2,968	$3,184	$3,129	$3,010
Loss from operations	(4,014)	(3,962)	(3,749)	(3,872)
Net loss attributable to common stockholders	(3,645)	(3,713)	(3,572)	(3,885)
Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.08)	$(0.08)	$(0.08)
Weighted average common shares outstanding—basic and diluted	44,030,160	46,834,932	46,885,500	46,905,029

In accordance with prescribed reporting requirements, the sum of per share losses by quarter may not equal loss per share for the full year due to the changes in average share calculations.

12. Subsequent Events

On January 4, 2010, the Company granted 176,220 restricted stock units to non-employee board members at a fair value of $0.47, the market price of the common stock on the date of grant. These restricted stock units were granted in lieu of the Board’s full cash compensation.

On February 18, 2010, the Company issued 1,254,750 stock options to Company employees and executives with an exercise price of $0.82 per share, the market price on the date of grant, and 247,000 restricted stock units to Company employees and executives at a fair value of $0.82 per share, the market price of the common stock on the date of grant.

On March 1, 2010, the Company reported negative results of its Phase Ib pain study of ICA-105665. At the dose studied (200 mg bid), ICA-105665 did not reduce the pain elicited in the capsaicin or sunburn models. The compound was well tolerated with no serious adverse events and with similar number of adverse events across treatment groups. Pharmacokinetic parameters were consistent with expectations.

On March 15, 2010, the Company reported positive results in its Phase IIa study of ICA-105665 in patients with photosensitive epilepsy. At the top dose studied (400 mg/day), two of four patients demonstrated a positive response to treatment of ICA-105665, as specified by standard pre-defined criteria. At all dose levels tested, ICA-105665 was well tolerated, with no serious adverse events, no dose limiting toxicities, and no dropouts from the study.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended.

3.1.1(22)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, dated December 2, 2008.

3.2(27)	Amended and Restated Bylaws of the Registrant, as amended.

4.1(2)	Specimen Stock Certificate.

4.2(2)	Warrant to Purchase Shares of Series B Preferred Stock, dated December 28, 1994, issued to Dominion Fund III.

4.3(2)	Warrant to Purchase Shares of Series D Preferred Stock, dated May 23, 1997, issued to Dominion Fund III.

4.4(2)	Warrant to Purchase Shares of Series E Preferred Stock, dated September 3, 1998, issued to Dominion Fund III.

4.5(2)	First Amendment to Warrants to Purchase Shares of Preferred Stock of Icagen, Inc., dated May 14, 2004, by and between the Registrant, Dominion Fund III and Dominion Ventures.

4.6(2)	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated March 15, 1997, issued to certain persons in connection with offering of Series D Preferred Stock.

4.7(4)	Securities Purchase Agreement, dated January 26, 2007, among the Registrant and the purchasers listed on Exhibit A thereto.

4.8(5)	Form of Warrant to Purchase Shares of Common Stock, dated February 6, 2007, issued to certain purchasers in connection with a private placement.

4.9(6)	Purchase Agreement, dated August 13, 2007, between the Registrant and Pfizer Inc.

4.10(22)	Rights Agreement, dated December 2, 2008, between the Registrant and American Stock Transfer & Trust Company LLC.

10.1*(2)	1996 Equity Compensation Plan, as amended.

10.2*(1)	2004 Stock Incentive Plan, as amended.

10.3*	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4*	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4.1*	Form of Nonstatutory Stock Option Agreement for Director Options under the 2004 Stock Incentive Plan.

10.4.2*(7)	Nonstatutory Stock Option Agreement, dated January 27, 2006, between the Registrant and Charles A. Sanders.

10.4.3*(8)	Form of Incentive Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.4.4*(8)	Form of Nonstatutory Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.5*	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.

10.5.1*	Form of Restricted Stock Unit Agreement for Director Restricted Stock Units under the 2004 Stock Incentive Plan.

10.5.2*(7)	Restricted Stock Unit Agreement, dated February 1, 2006, between the Registrant and Richard D. Katz.

10.5.3*(9)	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.

10.6*	Summary of Director Compensation.

10.7*	Summary of 2010 Bonus Targets.

Exhibit Number	Description

10.8*(10)	Second Amended and Restated Executive Employment Agreement, dated August 21, 2007, between the Registrant and P. Kay Wagoner.

10.8.1*(23)	Amendment No. 1 to Second Amended and Restated Executive Employment Agreement, dated December 24, 2008, between the Registrant and P. Kay Wagoner.

10.8.2*(24)	Letter Agreement, dated February 11, 2009, between the Registrant and P. Kay Wagoner.

10.9*(10)	Second Amended and Restated Executive Employment Agreement, dated August 21, 2007, between the Registrant and Richard D. Katz.

10.9.1*(11)	Amendment No. 1 to Second Amended and Restated Executive Employment Agreement, dated February 1, 2008, between the Registrant and Richard D. Katz.

10.9.2*(20)	Amendment No. 2 to Second Amended and Restated Executive Employment Agreement, dated March 18, 2008, between the Registrant and Richard D. Katz.

10.9.3*(23)	Amendment No. 3 to Second Amended and Restated Executive Employment Agreement, dated December 24, 2008, between the Registrant and Richard D. Katz.

10.10*(10)	Amended and Restated Executive Employment Agreement, dated August 22, 2007, between the Registrant and Seth V. Hetherington.

10.11*(11)	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated February 1, 2008, between the Registrant and Seth V. Hetherington.

10.11.1*(23)	Amendment No. 2 to Amended and Restated Executive Employment Agreement, dated December 24, 2008, between the Registrant and Seth V. Hetherington.

10.12(2)	Lease Agreement, dated December 17, 1992, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.13(12)	Sixth Amendment to Lease, dated August 3, 2005, by and between the Registrant and Royal Center IC, LLC.

10.14(2)	Lease Agreement, dated October 1997, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.15(13)	Fifth Amendment to Lease, dated June 4, 2007, by and between the Registrant and Royal Center IC, LLC.

10.16(6)	Lease dated August 8, 2007, between the Registrant and 3908 Patriot Drive LLC.

10.17(2)	Master Loan and Security Agreement, dated July 14, 1999, between the Registrant and Oxford Venture Finance, as amended.

10.17.1(14)	Letter Agreement, dated April 15, 2005, from Oxford Finance Corporation to the Registrant.

10.17.2(15)	Letter Agreement, dated February 14, 2006, from Oxford Finance Corporation to the Registrant.

10.17.3(16)	Letter Agreement, dated August 27, 2007, from Oxford Finance Corporation to the Registrant.

10.17.4(19)	Letter Agreement, dated February 14, 2008, from Oxford Finance Corporation to the Registrant.

10.18(17)	Master Security Agreement, dated November 28, 2007, between the Registrant and General Electric Capital Corporation.

10.19†(3)	Exclusive License Agreement, dated February 29, 2000, between the Registrant and Children’s Medical Center Corporation, as amended.

10.20†(21)	Master Services Agreement, dated June 25, 2008, between the Registrant and Quintiles, Inc.

10.21†(18)	Collaborative Research and License Agreement, dated August 13, 2007, between the Registrant and Pfizer Inc.

10.22(25)	Letter Agreement effective August 12, 2009, from Pfizer Inc. to the Company.

Exhibit Number	Description

10.23†(26)	Agreement and Amendment to the Exclusive License Agreement, dated September 17, 2009, between the Registrant and Pfizer Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and President pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2007.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-114336).

(3)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007.

(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2007.

(5)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2007.

(6)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2007.

(7)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2006.

(8)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2006.

(9)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2010.

(10)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2007.

(11)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2008.

(12)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2005.

(13)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007.

(14)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2005.

(15)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2006.

(16)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2007.

(17)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2007.

(18)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007.

(19)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2008.

(20)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008.

(21)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2008.

(22)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(23)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 24, 2008.

(24)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2009.

(25)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.

(26)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009.

(27)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2009.

†	Confidential treatment granted by the SEC as to certain portions.

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.