Form 10-Q
period 2010-03-31
ICAGEN INC
filed 2010-05-10
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

As of April 30, 2010, there were outstanding 47,673,970 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS – UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,280	$18,149
Accounts receivable	144	24
Prepaid expenses and other	1,265	641

Total current assets	15,689	18,814
Non-current assets:
Property and equipment, net	1,781	1,837
Technology licenses and related costs, net of accumulated amortization of $403 and $394 as of March 31, 2010 and December 31, 2009, respectively	327	336
Deposits and other	105	105

Total assets	$17,902	$21,092

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,512	$1,085
Accrued expenses	388	639
Current portion of deferred revenue	1,233	1,357
Current portion of equipment debt financing	462	493

Total current liabilities	3,595	3,574
Equipment debt financing, less current portion	359	478
Other non-current liabilities	329	341

Total liabilities	4,283	4,393
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2010 and December 31, 2009; 47,673,970 and 47,375,211 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	47	47
Additional paid-in capital	156,013	155,861
Accumulated deficit	(142,441)	(139,209)

Total stockholders’ equity	13,619	16,699

Total liabilities and stockholders’ equity	$17,902	$21,092

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Collaborative research and development revenues:
Research and development fees	$1,301	$2,943
Reimbursed research and development costs	160	69

Total collaborative research and development revenues	1,461	3,012
Operating expenses:
Research and development	3,673	5,353
General and administrative	995	1,232

Total operating expenses	4,668	6,585

Loss from operations	(3,207)	(3,573)
Other (expense) income:
Interest income	8	13
Interest expense	(33)	(54)

Total other (expense), net	(25)	(41)

Loss before income taxes	(3,232)	(3,614)
Income taxes	—	—

Net loss	$(3,232)	$(3,614)

Net loss per share – basic and diluted	$(0.07)	$(0.08)

Weighted average common shares outstanding – basic and diluted	47,625,668	46,978,568

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(3,232)	$(3,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	198	205
Amortization of technology licenses and related costs	9	10
Loss on the disposal of equipment	1	—
Write-off of technology licenses and related costs	—	9
Stock-based compensation	256	446
Changes in operating assets and liabilities:
Accounts receivable	(120)	2
Prepaid expenses and other current and non-current assets	(624)	(1,153)
Accounts payable and accrued expenses	176	1,024
Other liabilities	(12)	(8)
Deferred revenue	(124)	(1,556)

Net cash used in operating activities	(3,472)	(4,635)

Investing activity
Acquisition of property and equipment	(143)	(44)

Net cash used in investing activity	(143)	(44)

Financing activities
Payments on equipment debt financing	(150)	(225)
Common stock withheld for payroll taxes upon vesting of restricted stock	(111)	(17)
Proceeds from exercise of stock options	7	—

Net cash used in financing activities	(254)	(242)

Decrease in cash and cash equivalents	(3,869)	(4,921)
Cash and cash equivalents at beginning of period	18,149	34,215

Cash and cash equivalents at end of period	$14,280	$29,294

Supplemental disclosure of cash flow information
Cash paid for interest	$37	$58

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

March 31, 2010

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009.

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. However, as presented in the financial statements, as of March 31, 2010, the Company had a cash balance of $14.3 million and an accumulated deficit of $142.4 million. The Company also incurred a net loss of $3.2 million and negative cash flows from operations of $3.5 million during the three months ended March 31, 2010. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

In June 2009, the Company announced that it had retained J.P. Morgan to provide advice and assistance on a range of possible transactions, including the formation of one or more collaborations or the potential acquisition of the Company. There can be no assurance that, if any transaction commences, it will be completed or as to the value that any such transaction might have for our stockholders.

If sufficient funding is available and the scope of the clinical trials that the Company is conducting expands, the Company expects to incur losses from operations for at least the next several years. Until such time, if ever, as the Company can generate substantial product revenues, the Company will be required to finance its cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Any debt financing or additional equity that the Company may raise may contain terms, such as liquidation and other preferences, that are not favorable to the Company or its stockholders. If the Company raises additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to the Company's technologies, research programs or product candidates or grant licenses on terms that may not be favorable to the Company.

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

	Three Months Ended March 31,
	2010	2009
Outstanding common stock options	5,591,338	5,683,558
Restricted stock units	1,609,659	1,785,347
Outstanding warrants	5,218,920	5,218,920

Total	12,419,917	12,687,825

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2010-17, Revenue Recognition (Topic 605)—Milestone Method of Revenue Recognition: a consensus of the FASB EITF (“ASU 2010-17”). ASU 2010-17 amends ASC 605-28 and establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2010-17 on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements: a consensus of the FASB EITF (“ASU 2009-13”). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is unavailable, and estimated selling price if neither VSOE nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company is currently evaluating the potential impact of ASU 2009-13 on the Company’s financial statements.

2. Stock-Based Compensation

The Company recognized $256,000 and $446,000 in stock-based compensation expense in operating expenses during the first quarter of 2010 and 2009, respectively.

During the first quarter of 2010, the Company granted 423,220 restricted stock units. The Company will recognize total compensation expense of $286,000, based on the market price of the common stock on the date of grant, over the restricted stock units’ vesting periods.

During the first quarter of 2010, the Company granted 1,256,750 options to purchase common stock at a purchase price equal to the market price of the common stock on the date the options were granted. These options had an aggregate fair market value of $872,000, which will be amortized to expense over the options’ vesting periods.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) contains a provision that allows for an automatic annual increase in the number of shares authorized under the 2004 Plan, beginning in 2006 and ending in 2014, subject to certain limitations specified in the 2004 Plan. On January 1, 2010, in accordance with the provisions of the 2004 Plan, there was an automatic increase of 1,000,000 shares authorized under the 2004 Plan.

3. Restructuring

During 2009, the Company implemented a number of cost savings measures, including a limited workforce reduction, in order to conserve cash. The Company recorded restructuring charges of approximately $469,000 in 2009 related to termination benefits. The restructuring costs are being accounted for pursuant to ASC 420 (formerly “SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 2010:

	Balance at December 31, 2009	Charges	Payments	Balance at March 31, 2010
Severance Costs	$223	$—	$(155)	$68

Total	$223	$—	$(155)	$68

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

Since our inception, we have incurred substantial losses and, as of March 31, 2010, we had an accumulated deficit of $142.4 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs.

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

The successful development of our product candidates is highly uncertain. Provided that sufficient funding is available, we estimate that we will incur at least approximately $1.0 million over the course of the next six to nine months for the planned photosensitivity study and the planned multiple ascending dose study at up to two higher doses of ICA-105665. The conduct of this program will be dependent upon the availability of additional capital or the formation of one or more new collaborations. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

Recent Developments

On March 1, 2010, the Company reported negative results of its Phase Ib pain study of ICA-105665. At the dose studied (200 mg bid), ICA-105665 did not reduce the pain elicited in the capsaicin or sunburn models. The compound was well tolerated with no serious adverse events and with a similar number of adverse events across treatment groups. Pharmacokinetic parameters were consistent with expectations.

On March 15, 2010, the Company reported positive results in its Phase IIa study of ICA-105665 in patients with photosensitive epilepsy. At the top dose studied (400 mg/day), two of four patients demonstrated a positive response to treatment with ICA-105665, as specified by standard pre-defined criteria. At all dose levels tested, ICA-105665 was well tolerated, with no serious adverse events, no dose limiting toxicities, and no dropouts from the study.

On April 27, 2010, the Company reported that it had proposed, and the FDA had approved, a study of up to two additional cohorts of photosensitive epilepsy patients at higher doses of ICA-105665. In addition, subject to review of a finalized protocol, the FDA agreed to a second study of higher doses of ICA-106556 in a multiple ascending dose trial in healthy volunteers. The objective of both of these studies is to evaluate higher doses of ICA-105665 in order to optimize dose selection for subsequent larger clinical trials.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accrued expenses, research and development, stock-based compensation and accounting for income taxes. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission, or SEC, on March 30, 2010.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $1.6 million or 51% to $1.5 million for the three months ended March 31, 2010 from $3.0 million for the three months ended March 31, 2009. The decrease was due primarily to a $1.5 million decrease in amortization of the initial upfront payment from Pfizer which became fully amortized during the third quarter of 2009.

Research and Development Expense

Research and development expense decreased by $1.7 million, or 31%, to $3.7 million for the three months ended March 31, 2010 from $5.4 million for the three months ended March 31, 2009. The decrease was due primarily to a decrease of $908,000 in expenses related to the development of senicapoc for asthma which has been discontinued; the implementation of a variety of cost reduction measures, including a decrease of $351,000 in salary and benefits expense, a decrease of $125,000 in pharmacology study expenses, and a decrease of $77,000 in laboratory supplies expense; a decrease of $154,000 in expenses associated with our epilepsy and pain program due to the timing of the conduct of the studies in this program; and a decrease of $93,000 in equity compensation expense, partially offset by an increase of $122,000 in patent expenses.

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

	Three months ended March 31,		Cumulative from Inception
Development Program	2010	2009
	(in thousands)		(in thousands)
Senicapoc	$16	$930	$52,126
ICA-105665 and other lead compounds for epilepsy and pain	594	746	20,623

Total	$610	$1,676	$72,749

General and Administrative Expense

General and administrative expense decreased by $237,000, or 19%, to $995,000 for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009. The decrease was due primarily to a decrease of $96,000 in equity compensation expense; the implementation of a variety of cost reduction measures, including a decrease in the aggregate of $74,000 related to salary and benefits expense and corporate development expense; and a decrease of $72,000 in legal expense, partially offset by an increase of $59,000 in accounting expense.

Interest Income and Interest Expense

Interest income decreased by $5,000, or 38%, to $8,000 for the three months ended March 31, 2010, from $13,000 for the three months ended March 31, 2009. The decrease in interest income was attributable to decreased interest rates and a lower average balance of cash and cash equivalents during the period.

Interest expense decreased by $21,000, or 39%, to $33,000 for the three months ended March 31, 2010 from $54,000 for the three months ended March 31, 2009. The decrease in interest expense was attributable to decreased weighted average borrowings outstanding under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At March 31, 2010, our cash and cash equivalents were $14.3 million as compared to $18.1 million at December 31, 2009. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

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

Cash Flows

Net cash used in operating activities was $3.5 million for the three months ended March 31, 2010. This reflects a net loss of approximately $3.2 million, an increase of $624,000 in prepaid expenses and other current and non-current assets, an increase of $120,000 in accounts receivable, and a decrease of $124,000 in deferred revenue. These amounts were partially offset by $256,000 of non-cash expenses related to stock-based compensation, $198,000 of non-cash expenses related to depreciation and amortization of property and equipment, and an increase of $176,000 in accounts payable and accrued expenses.

Net cash used in investing activities in the three months ended March 31, 2010 was $143,000 related to the purchase of property and equipment.

Net cash used in financing activities during the three months ended March 31, 2010 was $254,000 and consisted primarily of principal repayments related to our equipment debt financing and withholding taxes due upon the vesting of restricted stock.

Net cash used in operating activities was $4.6 million for the three months ended March 31, 2009. This reflects a net loss of approximately $3.6 million, a decrease of $1.6 million in deferred revenue and an increase of $1.2 million in prepaid expenses and other current and non-current assets. These amounts were partially offset by an increase of $1.0 million in accounts payable and accrued expenses, $446,000 of non-cash expenses related to stock-based compensation and $205,000 of non-cash expenses related to depreciation and amortization of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2009 was $44,000 related to the purchase of property and equipment.

Net cash used in financing activities during the three months ended March 31, 2009 was $242,000 and consisted primarily of principal repayments related to our equipment debt financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of December 31, 2009 are described in our Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued accounting standards update, or ASU, No. 2010-17, Revenue Recognition (Topic 605) – Milestone Method of Revenue Recognition: a consensus of the FASB Emerging Issues Task Force (ASU 2010-17). ASU 2010-17 amends ASC 605-28 and establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. We are currently evaluating the potential impact of ASU 2010-17 on our financial statements.

In October 2009, the FASB issued accounting standards update ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, if VSOE is unavailable, and estimated selling price if neither VSOE nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. We are currently evaluating the potential impact of ASU 2009-13 on our financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A—RISK FACTORS

The following discussion includes two revised risk factors (“If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business” and “We depend heavily on the success of our most advanced internal product candidates, ICA-105665 and our other lead compounds for epilepsy and pain and senicapoc for asthma, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed.” that reflects material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Financial Results and Need for Additional Financing

As a result of our current lack of liquidity, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a “going concern.”

Our limited capital resources and operations to date have been funded primarily with proceeds from public and private equity financings and corporate collaboration and licensing arrangements. Based on our currently available cash, we do not have adequate cash on hand to cover our anticipated expenses; our lease, debt and other obligations; and our capital expenditure requirements for the next 12 months. If we fail to secure additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws. These conditions have caused our independent registered public accounting firm to raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2009 included a going concern explanatory paragraph.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts; cease operations; or seek relief under applicable bankruptcy laws.

As of March 31, 2010, we had cash and cash equivalents of $14.3 million. In order to conserve capital, during 2009 we implemented a limited reduction of our workforce and other cost reduction measures. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; our lease, debt and other obligations; and our capital expenditure requirements into the third quarter of 2010. See “ Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above. We will need additional funds to meet our obligations and fund operations beyond that time. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities, we do not currently have any commitments for future external funding.

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

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of March 31, 2010, we had an accumulated deficit of $142.4 million. We have incurred losses in each year since our inception in 1992. Our net losses were $3.2 million for the three months ended March 31, 2010, $12.8 million in 2009, $14.8 million in 2008 and $10.9 million in 2007. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. Provided that sufficient funding is available, we expect to continue to incur significant operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

The closing bid price of our common stock on the Nasdaq Global Market was $0.68 on April 30, 2010, and has been below $1.00 each trading day since September 30, 2009. As a result, it is likely that we will be subject to a delisting of our common stock from the Nasdaq Global Market in the near future. We are seeking shareholder approval to effect a reverse stock split in an effort to increase our stock price above the minimum bid price requirement; however, a reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and pain are at an early stage. We submitted an Investigational New Drug, or IND, and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. The results of these Phase I trials were reported during the second quarter of 2009. In March 2009, we received notification from the FDA, that, based on a review of certain preclinical data, ICA-105665 had been placed on partial clinical hold. This partial clinical hold related to the development of ICA-105665 for epilepsy but did not pertain to studies of the compound for pain. We submitted to the FDA additional preclinical data along with a revised protocol for a study of ICA-105665 in patients with photosensitive epilepsy. In July 2009, the FDA lifted the partial clinical hold. Accordingly, we initiated a study in patients with photosensitive epilepsy during the third quarter of 2009, for which we reported positive results during the first quarter of 2010. We also initiated a pain study of ICA-105665 in healthy volunteers during the third quarter of 2009, for which we reported negative results during the first quarter of 2010. During the second quarter of 2010, we received approval from the FDA to study up to two additional higher doses of ICA-105665 in the photosensitivity study and, subject to the FDA's review of a final protocol, in a multiple ascending dose study. If we are not successful in commercializing ICA-105665 or one of our other lead compounds for epilepsy and pain, or are significantly delayed in doing so, our business will be materially harmed.

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

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-

how, competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business.

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

As of April 30, 2010, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 49% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2010, we had 47,673,970 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 8,500,000 shares of our common stock, which include the shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the first quarter of 2010.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser, in the first quarter of 2010.

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
Richard D. Katz, M.D.
Executive Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Date: May 10, 2010

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Form of Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Report on Form 8-K filed with the SEC on February 19, 2010.