Form 10-Q
period 2010-06-30
ICAGEN INC
filed 2010-08-12
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

As of July 31, 2010, there were outstanding 47,677,298 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS – UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,361	$18,149
Accounts receivable	115	24
Prepaid expenses and other	914	641

Total current assets	13,390	18,814
Non-current assets:
Property and equipment, net	1,628	1,837
Technology licenses and related costs, net of accumulated amortization of $413 and $394 as of June 30, 2010 and December 31, 2009, respectively	317	336
Deposits and other	105	105

Total assets	$15,440	$21,092

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,148	$1,085
Accrued expenses	275	639
Current portion of deferred revenue	1,232	1,357
Current portion of equipment debt financing	439	493

Total current liabilities	3,094	3,574
Equipment debt financing, less current portion	258	478
Other non-current liabilities	317	341

Total liabilities	3,669	4,393
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2010 and December 31, 2009; 47,677,298 and 47,375,211 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	47	47
Additional paid-in capital	156,328	155,861
Accumulated deficit	(144,604)	(139,209)

Total stockholders’ equity	11,771	16,699

Total liabilities and stockholders’ equity	$15,440	$21,092

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collaborative research and development revenues:
Research and development fees	$2,233	$2,944	$3,534	$5,887
Reimbursed research and development costs	34	64	194	133

Total collaborative research and development revenues	2,267	3,008	3,728	6,020
Operating expenses:
Research and development	3,025	4,238	6,698	9,591
General and administrative	1,390	1,107	2,385	2,339

Total operating expenses	4,415	5,345	9,083	11,930

Loss from operations	(2,148)	(2,337)	(5,355)	(5,910)
Other (expense) income:
Interest income	14	6	22	19
Interest expense	(29)	(48)	(62)	(102)

Total other expense, net	(15)	(42)	(40)	(83)

Loss before income taxes	(2,163)	(2,379)	(5,395)	(5,993)
Income taxes	—	—	—	—

Net loss	$(2,163)	$(2,379)	$(5,395)	$(5,993)

Net loss per share – basic and diluted	$(0.05)	$(0.05)	$(0.11)	$(0.13)

Weighted average common shares outstanding – basic and diluted	47,674,555	47,002,455	47,650,247	46,990,577

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(5,395)	$(5,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	408	409
Amortization of technology licenses and related costs	19	20
Stock-based compensation	572	772
Loss on the disposal of equipment	1	—
Write-off of technology license and related costs	—	18
Changes in operating assets and liabilities:
Accounts receivable	(91)	(5)
Prepaid expenses and other current and non-current assets	(273)	(975)
Accounts payable and accrued expenses	(301)	(25)
Other liabilities	(24)	(16)
Deferred revenue	(125)	(3,829)

Net cash used in operating activities	(5,209)	(9,624)

Investing activities
Acquisition of property and equipment	(200)	(44)

Net cash used in investing activities	(200)	(44)

Financing activities
Common stock withheld for payroll taxes upon vesting of restricted stock	(112)	(17)
Payments on equipment debt financing	(274)	(415)
Proceeds from exercise of stock options and warrants	7	15

Net cash used in financing activities	(379)	(417)

(Decrease) in cash and cash equivalents	(5,788)	(10,085)
Cash and cash equivalents at beginning of period	18,149	34,215

Cash and cash equivalents at end of period	$12,361	$24,130

Supplemental disclosure of cash flow information
Cash paid for interest	$66	$99

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

June 30, 2010

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. As presented in the financial statements, as of June 30, 2010, the Company had a cash balance of $12.4 million, and subsequently announced the expected receipt during the third quarter of $3.0 million in milestone payments under the Company’s collaboration with Pfizer. The Company incurred a net loss of $5.4 million and negative cash flows from operations of $5.2 million during the six months ended June 30, 2010. As of June 30, 2010 the Company had an accumulated deficit of $144.6 million. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

In order to conserve capital, during 2009 the Company implemented a limited reduction of its workforce and other cost reduction measures. The Company believes that based on its current operating plan, its existing cash and cash equivalents will be sufficient to enable it to fund its operations; lease, debt and other obligations; and capital expenditure requirements at least into the first quarter of 2011. The Company will need additional funds to meet its obligations and fund operations beyond that time. Except for collaboration revenue it expects to receive from Pfizer as milestone payments and funding for research and development activities through September 2010, the Company does not currently have any commitments for future external funding. The Company has applied for federal grants pursuant to the qualifying therapeutic discovery project program under §48D of the Internal Revenue Code and is eligible to receive up to $5.0 million of federal funding. The program provides for $1.0 billion in federal subsidies in the form of a 50% investment tax credit or an elective 50% cash grant for certain expenses incurred during 2009 or 2010 with an individual taxpayer cap of $5.0 million. The Company expects to be notified of the government’s decision regarding these grants during the fourth quarter of 2010.

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

If sufficient funding is available and the scope of the clinical trials that the Company is conducting expands, the Company expects to incur losses from operations for at least the next several years. Until such time, if ever, as the Company can generate substantial product revenues, the Company will be required to finance its cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that the Company may raise may contain terms, such as liquidation and other preferences, that are not favorable to the Company or its stockholders. If the Company raises additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to the Company’s technologies, research programs or product candidates or grant licenses on terms that may not be favorable to the Company.

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

In connection with the Company’s research and development collaboration with Pfizer, a non-refundable upfront license fee was received. Revenues from non-refundable upfront license fees, which the Company does not believe to be specifically tied to a separate earnings process, are recognized ratably over the term of the agreement. With respect to the Company’s collaboration with Pfizer, this period was the initial term of the research phase of the collaboration. Research and development services provided under the Company’s collaboration agreement with Pfizer are on a fixed fee basis. Revenues associated with long-term, fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed. The Company’s collaboration agreement with Pfizer allows for research term extensions upon mutually agreeable terms. Revenues from contract extensions are recognized as the extended services are performed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Outstanding common stock options	6,126,921	5,702,788	5,860,609	5,693,226
Restricted stock units	1,671,183	2,068,091	1,640,591	1,927,500
Outstanding warrants	5,218,920	5,218,920	5,218,920	5,218,920

Total	13,017,024	12,989,799	12,720,120	12,839,646

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2010-17, Revenue Recognition (Topic 605) - Milestone Method of Revenue Recognition: a consensus of the FASB EITF (“ASU 2010-17”). ASU 2010-17 amends ASC 605-28 and establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2010-17 on the Company’s financial statements.

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

2. Stock-Based Compensation

The Company recognized stock-based compensation expense of $315,000 and $327,000 during the three months ended June 30, 2010 and 2009, respectively, and $572,000 and $772,000 during the six months ended June 30, 2010 and 2009, respectively.

3. Restructuring

During 2009, the Company implemented a number of cost savings measures, including a limited workforce reduction, in order to conserve cash. The Company recorded restructuring charges of approximately $469,000 in 2009 related to termination benefits. The restructuring costs are being accounted for pursuant to ASC 420 (formerly “SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes the activity in the restructuring accrual for the six months ended June 30, 2010:

	Balance at December 31, 2009	Charges	Payments	Balance at June 30, 2010
Severance Costs	$223	$—	$(212)	$11

Total	$223	$—	$(212)	$11

4. AGTC Transaction

On June 23, 2010, the Company entered into an agreement providing for the sale by the Company to Applied Genetic Technologies Corporation (“AGTC”) of Icagen’s rights to certain non-core patents and patent applications relating to the ion channel gene CNGB3, which has been linked to certain disorders of the eye. The intellectual property assigned to AGTC in this transaction was not pertinent to the Company’s principal research and development programs. Under the terms of the agreement, the Company has assigned ownership of the patent rights to AGTC. The Company has retained an exclusive license for small molecule human therapeutics targeting CNGB3. AGTC paid the Company $1.0 million under the terms of this agreement. The Company has included the revenue from the technology sale in the income statement in Research and Development Fees for the three and six months ended June 30, 2010.

5. Subsequent Events

In July, 2010, Pfizer and the Company initiated a clinical study in healthy volunteers of several collaboration compounds in order to assist in the selection of compounds for further clinical development. The initiation of this study triggers milestone payments to the Company totaling $3.0 million, comprised of three separate $1.0 million payments, all of which are expected to be earned and received during the third quarter of 2010. Pfizer has funded all aspects of the collaboration, including research and preclinical development efforts at Icagen, and has exclusive worldwide rights to commercialize products that result from the collaboration.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We have limited cash resources. Our ability to continue operations beyond the first quarter of 2011 depends on our success in securing new funds. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

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

Since our inception, we have incurred substantial losses and, as of June 30, 2010, we had an accumulated deficit of $144.6 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs.

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

The successful development of our product candidates is highly uncertain. We estimate that we will incur at least approximately $1.0 million over the course of the next three to six months for the ongoing photosensitivity study and the ongoing multiple ascending dose study at up to two higher doses of ICA-105665. The conduct of this program beyond the current studies will be dependent upon the availability of additional capital or the formation of one or more new collaborations. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

Recent Developments

On May 12, 2010, we were notified by the Nasdaq Listing Qualifications Department that the bid price of our common stock continued to close at less than $1.00 per share and that the stock would be delisted from the Nasdaq Global Market unless we requested a hearing before the Nasdaq Listing Qualifications Panel. We requested a hearing to appeal the delisting determination and the hearing was held on June 24, 2010. On July 30, 2010, we received notice that the panel had granted our request for an extension of time, as permitted under Nasdaq’s Listing Rules, to regain compliance with the $1.00 per share minimum bid price requirement for continued listing. In accordance with the panel’s decision, on or before November 8, 2010, we must evidence a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. This date represents the maximum length of time that a panel may grant under NASDAQ’s Listing Rules. We are considering options to regain compliance in accordance with the panel’s decision, which may include implementing the one-for-eight reverse stock split approved by our stockholders in June 2010. While we are taking steps to regain compliance, there can be no assurances that we will be able to do so.

On June 23, 2010, we entered into an agreement assigning to Applied Genetic Technologies Corporation, or AGTC, certain non-core patents and patent applications relating to the ion channel gene CNGB3, which has been linked to certain disorders of the eye. The intellectual property assigned to AGTC in this transaction was not pertinent to our principal research and development programs. Under the terms of the agreement, we have assigned ownership of the patents to AGTC. We have retained an exclusive license for small molecule human therapeutics targeting CNGB3. AGTC paid us $1.0 million under the terms of this agreement. The amount was recognized as research and development fee revenue in the quarter ended June 30, 2010.

On July 29, 2010, we announced that we and Pfizer had initiated a clinical study in healthy volunteers of several collaboration compounds in order to assist in the selection of compounds for further clinical development. The initiation of this study triggers milestone payments to us totaling $3.0 million, comprised of three separate $1.0 million payments, all of which are expected to be earned and received during the third quarter. Pfizer has funded all aspects of the collaboration, including research and preclinical development efforts at Icagen, and has exclusive worldwide rights to commercialize products that result from the collaboration.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $741,000, or 25%, to $2.3 million for the three months ended June 30, 2010 from $3.0 million for the three months ended June 30, 2009. This decrease in revenues was primarily due to a $1.5 million decrease in amortization of the initial upfront payment from Pfizer which became fully amortized during the third quarter of 2009 and a decrease of $211,000 in Pfizer research funding, partially offset by the $1.0 million revenue recognized from the patent sale to AGTC.

Research and Development Expense

Research and development expense decreased by $1.2 million, or 29%, to $3.0 million for the three months ended June 30, 2010 from $4.2 million for the three months ended June 30, 2009. The decrease was due primarily to a decrease of $812,000 in expenses associated with the development of senicapoc for asthma which has been discontinued and a decrease of $351,000 in salary and benefits expense as a result of the workforce reduction implemented during the third quarter of 2009.

ICA-105665 and our other lead compounds for epilepsy and pain and senicapoc, which we had previously studied as a potential treatment for both sickle cell disease and asthma, represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Three months ended June 30,		Cumulative from Inception
Development Program	2010	2009
	(in thousands)
ICA-105665 and other lead compounds for epilepsy and pain	141	124	20,764
Senicapoc	$5	$818	$52,131

Total	$146	$942	$72,895

General and Administrative Expense

General and administrative expense increased by $283,000, or 26%, to $1.4 million for the three months ended June 30, 2010 from $1.1 million for the three months ended June 30, 2009. The increase was due primarily to an increase of $297,000 in legal expenses.

Interest Income and Interest Expense

Interest income increased by $8,000, or 133%, to $14,000 for the three months ended June 30, 2010, from $6,000 for the three months ended June 30, 2009. The increase in interest income was attributable to increased interest rates, partially offset by a lower average balance of cash and cash equivalents during the period.

Interest expense decreased by $19,000, or 40%, to $29,000 for the three months ended June 30, 2010 from $48,000 for the three months ended June 30, 2009. The decrease in interest expense was attributable to decreased weighted average borrowings outstanding under our equipment debt financing.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $2.3 million, or 38%, to $3.7 million for the six months ended June 30, 2010 from $6.0 million for the six months ended June 30, 2009. This decrease in revenues was primarily due to a $3.0 million decrease in amortization of the initial upfront payment from Pfizer which became fully amortized during the third quarter of 2009 and a decrease of $354,000 in Pfizer research funding, partially offset by the $1.0 million of revenue recognized from the patent sale to AGTC.

Research and Development Expense

Research and development expense decreased by $2.9 million, or 30%, to $6.7 million for the six months ended June 30, 2010 from $9.6 million for the six months ended June 30, 2009. The decrease was due primarily to a decrease of $1.7 million in expenses associated with the development of senicapoc for asthma, which has been discontinued, a decrease of $701,000 in salary and benefits expense as a result of a reduction in the workforce implemented during the third quarter of 2009, a decrease of $163,000 in laboratory supply expense, a decrease of $138,000 in expenses associated with our epilepsy and pain program, a decrease of $121,000 in pharmacology study expenses and a decrease of $101,000 in equity compensation expense, partially offset by an increase of $167,000 in patent expense.

ICA-105665 and our other lead compounds for epilepsy and pain and senicapoc, which we had previously studied as a potential treatment for both sickle cell disease and asthma, represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Six months ended June 30,		Cumulative from Inception
Development Program	2010	2009
	(in thousands)
ICA-105665 and other lead compounds for epilepsy and pain	735	870	20,764
Senicapoc	$21	$1,747	$52,131

Total	$756	$2,617	$72,895

General and Administrative Expense

General and administrative expense increased by $46,000, or 2%, to $2.4 million for the six months ended June 30, 2010 from $2.3 million for the six months ended June 30, 2009. The increase was due primarily to an increase of $225,000 in legal expense and an increase of $116,000 in audit and tax expense, partially offset by a decrease of $117,000 in salary and benefits expense, a decrease of $100,000 in equity compensation expense and a decrease of $43,000 in insurance expense.

Interest Income and Interest Expense

Interest income increased $3,000, or 16%, to $22,000 for the six months ended June 30, 2010 from $19,000 for the six months ended June 30, 2009. The increase in interest income was attributable to increased interest rates, partially offset by a lower average balance of cash and cash equivalents during the period.

Interest expense decreased $40,000, or 39%, to $62,000 for the six months ended June 30, 2010 from $102,000 for the six months ended June 30, 2009. The decrease in interest expense was attributable to decreased weighted average borrowings outstanding under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At June 30, 2010, our cash and cash equivalents were $12.4 million as compared to $18.1 million at December 31, 2009. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

In order to conserve capital, during 2009 we implemented a limited reduction of our workforce and other cost reduction measures. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; lease, debt and other obligations; and capital expenditure requirements at least into the first quarter of 2011. We will need additional funds to meet our obligations and fund operations beyond that time. Except for collaboration revenue we expect to receive from Pfizer as milestone payments and funding for research and development activities, we do not currently have any commitments for future external funding. We have applied for federal grants pursuant to the qualifying therapeutic discovery project program under §48D of the Internal Revenue Code and are eligible to receive up to $5.0 million of federal funding. The program provides for $1.0 billion in federal subsidies in the form of a 50% investment tax credit or an elective 50% cash grant for certain expenses incurred during 2009 or 2010 with an individual taxpayer cap of $5.0 million. We expect to be notified of the government’s decision regarding these grants during the fourth quarter of 2010.

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

In August 2007, we entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer provided us with research and development funding over a two-year research period pursuant to the agreement. Pfizer is obligated to make payments to us upon achievement of specified research, development, regulatory and commercialization milestones of up to $359.0 million for each drug candidate developed. We are also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. In September 2009, the research term of the collaborative research and license agreement with Pfizer was extended for a one-year period through September 2010. Subsequent to the close of the second quarter, we announced the initiation of clinical trials in the Pfizer collaboration, as a result of which we expect to receive milestone payments totaling $3.0 million during the third quarter of 2010.

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

Cash Flows

Net cash used in operating activities was $5.2 million for the six months ended June 30, 2010. This reflects a net loss of approximately $5.4 million, a decrease of $301,000 in accounts payable and accrued expenses, an increase of $273,000 in prepaid expenses and other current and non-current assets and a decrease of $125,000 in deferred revenue. These amounts were partially offset by $572,000 of non-cash expenses related to stock-based compensation and $408,000 of non-cash expenses related to depreciation and amortization of property and equipment.

Net cash used in investing activities in the six months ended June 30, 2010 was $200,000, consisting of the purchase of property and equipment.

Net cash used in financing activities during the six months ended June 30, 2010 was $379,000 and consisted primarily of $274,000 of principal repayments related to our equipment debt financing and $112,000 of common stock withheld for payroll taxes upon vesting of restricted stock.

Net cash used in operating activities was $9.6 million for the six months ended June 30, 2009. This reflects a net loss of approximately $6.0 million, a decrease of $3.8 million in deferred revenue and an increase of $975,000 in prepaid expenses and other current and non-current assets. These amounts were partially offset by $772,000 of non-cash expenses related to stock-based compensation and $409,000 of non-cash expenses related to depreciation and amortization of property and equipment.

Net cash used in investing activities in the six months ended June 30, 2009 was $44,000, consisting of the purchase of property and equipment.

Net cash used in financing activities during the six months ended June 30, 2009 was $417,000 and consisted primarily of principal repayments related to our equipment debt financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of December 31, 2009 are described in our Annual Report on Form 10-K.

Funding Requirements

In order to conserve capital, during 2009 we implemented a limited reduction of our workforce and other cost reduction measures. We believe based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses; our debt, lease and other obligations; and our capital expenditure requirements at least into the first quarter of 2011. We will need additional funds to meet our obligations and fund our operations beyond this time. Except for collaboration revenue we expect to receive from Pfizer as milestone payments and funding for research and development activities, we do not currently have any commitments for future external funding. We have applied for federal grants pursuant to the qualifying therapeutic discovery project program under §48D of the Internal Revenue Code and are eligible to receive up to $5.0 million of federal funding. The program provides for $1.0 billion in federal subsidies in the form of a 50% investment tax credit or an elective 50% cash grant for certain expenses incurred during 2009 or 2010 with an individual taxpayer cap of $5.0 million. We expect to be notified of the government’s decision regarding these grants during the fourth quarter of 2010.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes three revised risk factors (“We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts; cease operations; or seek relief under applicable bankruptcy laws”, “If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business” and “We depend heavily on the success of our most advanced internal product candidates, ICA-105665 and our other lead compounds for epilepsy and pain, which are still under development. If we are unable to commercialize any of these product candidates, or experience significant delays in doing so, our business will be materially harmed”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

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

As of June 30, 2010, we had cash and cash equivalents of $12.4 million. In order to conserve capital, during 2009 we implemented a limited reduction of our workforce and other cost reduction measures. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; our lease, debt and other obligations; and our capital expenditure requirements at least into the first quarter of 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above. We will need additional funds to meet our obligations and fund operations beyond that time. Except for collaboration revenue we expect to receive from Pfizer as milestone payments and funding for research and development activities, we do not currently have any commitments for future external funding.

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

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of June 30, 2010, we had an accumulated deficit of $144.6 million. We have incurred losses in each year since our inception in 1992. Our net losses were $5.4 million for the six months ended June 30, 2010, $12.8 million in 2009, $14.8 million in 2008 and $10.9 million in 2007. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. Provided that sufficient funding is available, we expect to continue to incur significant operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

The global economy has experienced a significant prolonged downturn and prospects for economic recovery remain uncertain. These economic conditions have had, and we expect will continue to have, an adverse impact on the pharmaceutical and biotechnology industries. Our business depends on our ability to raise substantial additional capital and to maintain and enter into new collaborative research, development and commercialization agreements with leading pharmaceutical and biotechnology companies. Current market conditions could impair our ability to raise additional capital when needed for our research and development programs, or on attractive terms. Our arrangements with collaborators typically require our collaborators to make a significant commitment of capital and other resources. Recent economic conditions may reduce the amount of discretionary investment that our current collaborator and prospective collaborators may have available to invest in our business. This may result in prospective collaborators electing to defer entering into collaborative agreements with us, or our existing collaborator choosing not to extend our existing collaboration beyond the one-year renewal research term, which expires in September 2010. A reduction in research and development funding, even if economic conditions improve, would significantly adversely impact our business, operating results and financial condition.

We are unable to predict the likely duration and severity of the current economic weakness in the U.S. and abroad, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On November 12, 2009, we received notice from the Nasdaq Listing Qualifications Department that our common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. On May 12, 2010, we were notified by the Nasdaq Listing Qualifications Department that the bid price of our common stock continued to close at less than $1.00 per share and that our stock would be delisted from the Nasdaq Global Market unless we requested a hearing before the Nasdaq Listing Qualifications Panel. We requested a hearing to appeal the delisting determination and the hearing was held on June 24, 2010.

On July 30, 2010, we received notice that the Nasdaq panel had granted our request for an extension of time, as permitted under Nasdaq’s Listing Rules, to regain compliance with the $1.00 per share minimum bid price requirement for continued listing. In accordance with the panel’s decision, on or before November 8, 2010, we must evidence a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. This date represents the maximum length of time that a panel may grant under Nasdaq’s Listing Rules. We are considering our options to regain compliance in accordance with the panel’s decision, which may include implementing the one-for-eight reverse stock split approved by our stockholders in June. While we are taking steps to regain compliance, there can be no assurances that we will be able to do so.

The closing bid price of our common stock on the Nasdaq Global Market was $0.30 on July 30, 2010, and has been below $1.00 each trading day since September 30, 2009. As a result, we are likely to be subject to a delisting of our common stock from the Nasdaq Global Market in the near future if we do not implement a reverse stock split. Even if we do effect a reverse stock split in an effort to increase our stock price above the minimum bid price requirement, such a split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and pain are at an early stage. We submitted an Investigational New Drug, or IND, and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. The results of these Phase I trials were reported during the second quarter of 2009. In March 2009, we received notification from the FDA, that, based on a review of certain preclinical data, ICA-105665 had been placed on partial clinical hold. This partial clinical hold related to the development of ICA-105665 for epilepsy but did not pertain to studies of the compound for pain. We submitted to the FDA additional preclinical data along with a revised protocol for a study of ICA-105665 in patients with photosensitive epilepsy. In July 2009, the FDA lifted the partial clinical hold. Accordingly, we initiated a study in patients with photosensitive epilepsy during the third quarter of 2009, for which we reported positive results during the first quarter of 2010. We also initiated a pain study of ICA-105665 in healthy volunteers during the third quarter of 2009, for which we reported negative results during the first quarter of 2010. During the second quarter of 2010, we received approval from the FDA to study up to two additional higher doses of ICA-105665 in the photosensitivity study and in a multiple ascending dose study. If we are not successful in commercializing ICA-105665 or one of our other lead compounds for epilepsy and pain, or are significantly delayed in doing so, our business will be materially harmed.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether planned clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. For example, in our Phase III trial of senicapoc, the Data Monitoring Committee initially recommended a modification to the protocol and subsequently recommended termination of the trial, as described above. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. In the past, we have relied on Quintiles Transnational Corp. for the performance of some of our clinical trials. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles Transnational Corp., and PharmaBio Development Inc. d/b/a NovaQuest, the holder of approximately 4% of our outstanding capital stock, is a wholly owned subsidiary of Quintiles Transnational Corp.

We rely heavily on independent clinical investigators, contract research organizations and other third-party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA closely monitors the progress of clinical trials that are conducted in the U.S., and the Food and Drug Administration Amendment Act of 2007, or FDAAA, significantly expands the federal government’s clinical trial registry to cover more trials and more information, including information on the results of completed trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

As of July 31, 2010, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 44% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2010, we had 47,677,298 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, holders of an aggregate of approximately 8,500,000 shares of our common stock, which include the shares of common stock issued to Pfizer as discussed above, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the second quarter of 2010.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser, in the second quarter of 2010.

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

Richard D. Katz, M.D.
Executive Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Date: August 12, 2010

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Agreement for Purchase and Sale of Patent Rights and License Back Agreement with Applied Genetic Technologies Corporation

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*

Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.