Form 10-Q
period 2010-09-30
ICAGEN INC
filed 2010-11-10
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

As of October 31, 2010, there were outstanding 5,967,910 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS - UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,693	$18,149
Accounts receivable	315	24
Prepaid expenses and other	606	641

Total current assets	12,614	18,814

Non-current assets:
Property and equipment, net	1,452	1,837
Technology license and related costs, net of accumulated amortization of $397 and $394 as of September 30, 2010 and December 31, 2009, respectively	233	336
Deposits and other	105	105

Total assets	$14,404	$21,092

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,443	$1,085
Accrued expenses	287	639
Current portion of deferred revenue	—	1,357
Current portion of equipment debt financing	390	493

Total current liabilities	2,120	3,574
Equipment debt financing, less current portion	183	478
Other non-current liabilities	306	341

Total liabilities	2,609	4,393
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value; 18,750,000 shares authorized at September 30, 2010 and 15,000,000 shares authorized at December 31, 2009; 5,967,910 and 5,921,901 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	6	6
Additional paid-in capital	156,632	155,902
Accumulated deficit	(144,843)	(139,209)

Total stockholders’ equity	11,795	16,699

Total liabilities and stockholders’ equity	$14,404	$21,092

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Collaborative research and development revenues:
Research and development fees	$4,232	$2,154	$7,766	$8,041
Reimbursed research and development costs	309	82	503	215

Total collaborative research and development revenues	4,541	2,236	8,269	8,256
Operating expenses:
Research and development	3,727	4,573	10,425	14,164
General and administrative	1,048	1,134	3,433	3,473

Total operating expenses	4,775	5,707	13,858	17,637

Loss from operations	(234)	(3,471)	(5,589)	(9,381)
Other (expense) income:
Interest income	13	8	35	27
Interest expense	(22)	(40)	(84)	(142)

Total other (expense) income, net	(9)	(32)	(49)	(115)

Loss before income taxes	(243)	(3,503)	(5,638)	(9,496)
Income tax benefits	(4)	—	(4)	—

Net loss	$(239)	$(3,503)	$(5,634)	$(9,496)

Net loss per share – basic and diluted	$(0.04)	$(0.60)	$(0.95)	$(1.62)

Weighted average common shares outstanding – basic and diluted	5,962,772	5,885,484	5,958,506	5,877,748

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,	2009
	2010
Operating activities
Net loss	$(5,634)	$(9,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	583	612
Amortization of technology licenses and related costs	27	29
Stock-based compensation	838	1,027
Loss on the disposal of equipment	4	—
Write-off of technology license and related costs	76	18
Changes in operating assets and liabilities:
Accounts receivable	(291)	(16)
Prepaid expenses and other current and non-current assets	35	(379)
Accounts payable and accrued expenses	6	(366)
Other liabilities	(35)	(24)
Deferred revenue	(1,357)	(4,020)

Net cash used in operating activities	(5,748)	(12,615)

Investing activities
Acquisition of property and equipment	(202)	(47)

Net cash used in investing activities	(202)	(47)

Financing activities
Payment of payroll taxes upon vesting of restricted stock	(115)	(25)
Payments on equipment debt financing	(398)	(564)
Proceeds from exercise of stock options and warrants	7	87

Net cash used in financing activities	(506)	(502)

Decrease in cash and cash equivalents	(6,456)	(13,164)
Cash and cash equivalents at beginning of period	18,149	34,215

Cash and cash equivalents at end of period	$11,693	$21,051

Supplemental disclosure of cash flow information
Cash paid for interest	$88	$145

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

September 30, 2010

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

On September 21, 2010, Icagen amended its certificate of incorporation in order to effect the previously announced one-for-eight reverse split of its outstanding common stock and to fix on a post-split basis the number of authorized shares of its common stock at 18,750,000. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 5:00 p.m. on September 21, 2010 was automatically changed into one-eighth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of Icagen common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 47.7 million shares to approximately 5.9 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of eight to reflect the reverse split. The reverse split was accounted for retroactively and reflected in our common stock, warrant, stock options and restricted stock unit activity as of and during the period ended December 31, 2009 and the periods ended September 30, 2010 and 2009.

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. As presented in the financial statements, as of September 30, 2010, the Company had a cash balance of $11.7 million. The Company incurred a net loss of $5.6 million and negative cash flows from operations of $5.7 million during the nine months ended September 30, 2010. As of September 30, 2010 the Company had an accumulated deficit of $144.8 million. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

In order to conserve capital, over the past fifteen months the Company has reduced its workforce by approximately 45% and has implemented a number of other cost reduction measures. The Company believes that based on its current operating plan, its existing cash and cash equivalents will be sufficient to enable it to fund its operations; lease, debt and other obligations; and capital expenditure requirements at least into the third quarter of 2011. The Company will need additional funds to meet its obligations and fund operations beyond that time. The Company has not included in this analysis any additional revenue from potential milestone payments that it may in the future receive from Pfizer or any additional cost reduction measures which it may undertake that may further extend this timeline. Except for collaboration revenue it expects to receive from Pfizer for research and development activities through 2011 and the federal funds it expects to receive in the fourth quarter of 2010 for the Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010, the Company does not currently have any commitments for future external funding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Outstanding common stock options	764,764	708,145	743,346	710,471
Restricted stock units	200,414	248,057	203,532	243,336
Outstanding warrants	652,365	652,365	652,365	641,115

Total	1,617,543	1,608,567	1,599,243	1,594,922

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

2. Stock-Based Compensation

The Company recognized stock-based compensation expense of $267,000 and $254,000 during the three months ended September 30, 2010 and 2009, respectively, and $838,000 and $1,027,000 during the nine months ended September 30, 2010 and 2009, respectively.

3. Restructuring

In July 2009, the Company implemented a number of cost savings measures, including a limited workforce reduction, in order to conserve cash. The Company recorded restructuring charges of approximately $379,000 in the third quarter of 2009 related to termination benefits. The restructuring costs are being accounted for pursuant to ASC 420 (formerly “SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes the activity in the restructuring accrual for the nine months ended September 30, 2010:

	Balance at December 31, 2009	Charges	Payments	Balance at September 30, 2010
Severance Costs	$223	$—	$(223)	$—

Total	$223	$—	$(223)	$—

4. Pfizer Collaboration

In July 2010, Pfizer and the Company initiated a clinical study in healthy volunteers of several collaboration compounds in order to assist in the selection of compounds for further clinical development. The initiation of this study triggered milestone payments to the Company totaling $3.0 million, comprised of three separate $1.0 million payments, all of which were earned and received during the third quarter of 2010. Pfizer has funded all aspects of the collaboration, including research and preclinical development efforts at Icagen, and has exclusive worldwide rights to commercialize products that result from the collaboration.

In September 2010, Pfizer and the Company announced the second extension of their worldwide research and collaboration agreement, which extends the term of the agreement through December 2011. During the extension period, Pfizer will continue to fund all aspects of the collaboration including research efforts at both companies and all clinical development costs. Pfizer also will continue to have exclusive worldwide rights to commercialize products resulting from the collaboration. Under the terms of the extended agreement, Pfizer will provide approximately $5 million in committed funding to Icagen through December 2011.

5. AGTC Transaction

On June 23, 2010, the Company entered into an agreement providing for the sale by the Company to Applied Genetic Technologies Corporation (“AGTC”) of Icagen’s rights to certain non-core patents and patent applications relating to the ion channel gene CNGB3, which has been linked to certain disorders of the eye. The intellectual property assigned to AGTC in this transaction was not pertinent to the Company’s principal research and development programs. Under the terms of the agreement, the Company has assigned ownership of the patent rights to AGTC. The Company has retained an exclusive license for small molecule human therapeutics targeting CNGB3. AGTC paid the Company $1.0 million under the terms of this agreement. The Company has included the revenue from the technology sale in the income statement in Research and Development Fees for the nine months ended September 30, 2010.

6. Subsequent Events

In October 2010, the Company implemented a limited workforce reduction, in order to conserve cash. The Company expects to record restructuring charges of approximately $305,000 in the fourth quarter of 2010 related to termination benefits. The restructuring costs will be accounted for pursuant to ASC 420 (formerly “SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities.

In October 2010, the Company was notified by the Internal Revenue Service that it had been granted $733,000 pursuant to the qualifying therapeutic discovery project program under §48D of the Internal Revenue Code. Separate grants were received for the Company’s KCNQ potassium channel program in epilepsy and pain, the Company’s sodium channel program in pain, and the Company’s TRPA1 research program in pain.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We have limited cash resources. Our ability to continue operations beyond the third quarter of 2011 depends on our success in securing new funds. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

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

Since our inception, we have incurred substantial losses and, as of September 30, 2010, we had an accumulated deficit of $144.8 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs.

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

The successful development of our product candidates is highly uncertain. The conduct of our epilepsy and pain program beyond the recently completed multiple ascending dose study in healthy volunteers and the suspended photosensitivity study will be dependent upon the availability of additional capital or the formation of one or more new collaborations. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

Recent Developments

In September 2010, we announced that enrollment in the photosensitivity study of ICA-105665 was suspended due to the occurrence of a serious adverse event. ICA-105665 was subsequently placed on clinical hold. The serious adverse event occurred in the 600mg patient cohort following completion of the 500mg patient cohort. We are currently discussing the status of the program with our clinical advisors and with the FDA. Additionally, we have completed the conduct of the multiple ascending dose study in healthy volunteers at daily doses of 500mg and 600mg for a period of seven days. There have been no serious adverse events noted, pending a final review of laboratory data. Analyses of the complete data set from both studies are ongoing.

On September 21, 2010, our previously announced one-for-eight reverse stock split became effective as of 5:00 p.m. Eastern Time. The reverse split was effective for trading purposes at the opening of the market on September 22, 2010. As a result of the reverse split, each outstanding share of our common stock was automatically changed into one-eighth of a share of common stock. Due to the reverse split, our common stock now trades under a new CUSIP number, 45104P 500. Also, as previously announced, the number of authorized shares of our common stock was fixed on a post-split basis at 18,750,000. All share numbers and share price figures in this Quarterly Report on Form 10-Q reflect the reverse split.

Also in September 2010, we announced that we and Pfizer had executed an agreement providing for the second extension of our worldwide research and collaboration agreement. During the extension period, Pfizer will continue to fund all aspects of the collaboration including research efforts at both companies and all clinical development costs. Pfizer also will continue to have exclusive worldwide rights to commercialize products resulting from the collaboration. Under the terms of the extended agreement, Pfizer will provide approximately $5.0 million in committed research funding to us through December 2011.

In October 2010, we announced that we had regained compliance with the Nasdaq Global Market’s $1.00 minimum bid price requirement after maintaining a closing bid price equal to or in excess of $1.00 for a minimum of ten consecutive trading days and that our non-compliance with the requirement reported on November 13, 2009 had been rectified.

In October 2010, we were notified by the Internal Revenue Service that we had been granted $733,000 pursuant to the qualifying therapeutic discovery project program under §48D of the Internal Revenue Code. Separate grants were received for our KCNQ potassium channel program in epilepsy and pain, our sodium channel program in pain, and our TRPA1 research program in pain.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

Collaborative Research and Development Revenues

Collaborative research and development revenues increased by $2.3 million, or 103%, to $4.5 million for the three months ended September 30, 2010 from $2.2 million for the three months ended September 30, 2009 and consisted of funding related to our collaboration with Pfizer for both periods. The increase was primarily due to the $3.0 million of milestone revenue earned during the period, partially offset by a decrease of $710,000 in amortization of the initial upfront payment from Pfizer which became fully amortized during the third quarter of 2009.

Research and Development Expense

Research and development expense decreased by $846,000, or 18%, to $3.7 million for the three months ended September 30, 2010 from $4.6 million for the three months ended September 30, 2009. The decrease was due primarily to a decrease of $848,000 in expenses associated with the asthma program which has been discontinued; a decrease of $197,000 in restructuring charges and a decrease of $122,000 in salary and benefits expense as a result of the workforce reduction implemented during the third quarter of 2009. This decrease was partially offset by an increase of $300,000 in license fee expense.

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

	Three months ended September 30,		Cumulative from Inception
Development Program	2010	2009
	(in thousands)
ICA-105665 and other lead compounds for epilepsy and pain	$565	$513	$21,329
Senicapoc	12	861	52,143

Total	$577	$1,374	$73,472

General and Administrative Expense

General and administrative expense decreased by $86,000, or 8%, to $1.0 million for the three months ended September 30, 2010 from $1.1 million for the three months ended September 30, 2009. The decrease was due primarily to a decrease of $182,000 in restructuring charges, partially offset by an increase of $99,000 related to business development expense.

Interest Income and Interest Expense

Interest income increased by $5,000, or 63%, to $13,000 for the three months ended September 30, 2010, from $8,000 for the three months ended September 30, 2009. The increase in interest income was attributable to higher interest rates earned on cash balances during the period.

Interest expense decreased by $18,000, or 45%, to $22,000 for the three months ended September 30, 2010 from $40,000 for the three months ended September 30, 2009. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

Collaborative Research and Development Revenues

Collaborative research and development revenues remained stable at $8.3 million for the nine months ended September 30, 2010 and 2009 and consisted primarily of funding related to our collaboration with Pfizer for both periods. Milestone revenue of $3.0 million from Pfizer, revenue of $1.0 million recognized from the patent sale to AGTC, and an increase of $288,000 in reimbursed research and development costs by Pfizer during the first nine months of 2010 were fully offset by a decrease of $3.7 million in amortization of the initial upfront payment from Pfizer which became fully amortized during the third quarter of 2009 and a decrease of $565,000 in research funding from Pfizer.

Research and Development Expense

Research and development expense decreased by $3.7 million, or 26%, to $10.4 million for the nine months ended September 30, 2010 from $14.2 million for the nine months ended September 30, 2009. The decrease was due primarily to a decrease of $2.6 million in expenses associated with our asthma program which has been discontinued; the implementation of a variety of cost control measures, including a decrease of $823,000 in salary and benefits expense, a decrease of $171,000 in laboratory supplies expense and a decrease of $124,000 in expenses associated with our pharmacology studies; a decrease of $197,000 in restructuring expenses; and a decrease of $108,000 in equity compensation expense. This decrease was partially offset by an increase of $295,000 in license fee expense and an increase of $125,000 in patent expense.

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

	Nine months ended September 30,		Cumulative from Inception
Development Program	2010	2009
	(in thousands)
ICA-105665 and other lead compounds for epilepsy and pain	$1,310	$1,383	$21,329
Senicapoc	35	2,608	52,143

Total	$1,345	$3,991	$73,472

General and Administrative Expense

General and administrative expense decreased by $40,000, or 1%, to $3.4 million for the nine months ended September 30, 2010 from $3.5 million for the nine months ended September 30, 2009. The decrease reflects a reduction of $182,000 in restructuring expenses and the implementation of a variety of cost control measures, including a decrease of $149,000 in salary and benefits expense related to our workforce reductions in 2009. This decrease was partially offset by an increase of $237,000 in legal expenses and an increase of $122,000 in audit and tax expense.

Interest Income and Interest Expense

Interest income increased $8,000, or 30%, to $35,000 for the nine months ended September 30, 2010 from $27,000 for the nine months ended September 30, 2009. The increase in interest income was attributable to higher interest rates earned on cash balances during the period.

Interest expense decreased $58,000, or 41%, to $84,000 for the nine months ended September 30, 2010 from $142,000 for the nine months ended September 30, 2009. The decrease in interest expense was attributable to decreased average borrowings under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At September 30, 2010, our cash and cash equivalents were $11.7 million as compared to $18.1 million at December 31, 2009. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

In order to conserve capital, over the past fifteen months we have reduced our workforce by approximately 45% and have implemented a number of other cost reduction measures. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; lease, debt and other obligations; and capital expenditure requirements at least into the third quarter of 2011. We will need additional funds to meet our obligations and fund operations beyond that time. We have not included in this analysis any additional revenue from potential milestone payments that we may in the future receive from Pfizer or any additional cost reduction measures which we may undertake that may further extend this timeline. Except for collaboration revenue we expect to receive from Pfizer for research and development activities through 2011 and the federal funds we expect to receive in the fourth quarter of 2010 for the Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010, we do not currently have any commitments for future external funding.

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

In August 2007, we entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer provided us with research and development funding over a two-year research period pursuant to the agreement. Pfizer is obligated to make payments to us upon achievement of specified research, development, regulatory and commercialization milestones of up to $359.0 million for each drug candidate developed. We are also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. In September 2009, the research term of the collaborative research and license agreement with Pfizer was extended for a one-year period through September 2010. During the third quarter of 2010, we announced the initiation of clinical trials in the Pfizer collaboration, as a result of which we received milestone payments totaling $3.0 million. In September 2010, the research term of the collaborative research and license agreement was again extended for a fifteen month period through December 2011, resulting in committed research funding of $5.0 million.

In August 2007, in connection with the collaborative research and license agreement with Pfizer, we also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of our common stock. In a first closing of the transaction on August 20, 2007, we sold 336,021 shares of common stock to Pfizer at a price of $14.88 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to us of approximately $5.0 million. In a subsequent closing of the transaction on February 13, 2008, we sold an additional 730,994 shares of common stock to Pfizer at a price of $13.68 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of our exercise of our put option to sell the shares, resulting in gross proceeds to us of approximately $10.0 million.

Cash Flows

Net cash used in operating activities was $5.7 million for the nine months ended September 30, 2010. This reflects a net loss of approximately $5.6 million, a decrease of approximately $1.4 million in deferred revenue and an increase of approximately $291,000 in accounts receivable. These amounts were partially offset by $838,000 of non-cash expenses related to stock-based compensation and $583,000 of non-cash expenses for depreciation and amortization of property and equipment.

Net cash used in investing activities in the nine months ended September 30, 2010 was $202,000, consisting of the purchase of property and equipment.

Net cash used in financing activities during the nine months ended September 30, 2010 was $506,000 and consisted primarily of $398,000 in principal repayments related to our equipment debt financing and $115,000 of payment of payroll taxes upon vesting of restricted stock.

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

Net cash used in financing activities during the nine months ended September 30, 2009 was $502,000 and consisted primarily of $564,000 in principal repayments related to our equipment debt financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of December 31, 2009 are described in our Annual Report on Form 10-K.

Funding Requirements

In order to conserve capital, over the past fifteen months we have reduced our workforce by approximately 45% and have implemented a number of other cost reduction measures. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; lease, debt and other obligations; and capital expenditure requirements at least into the third quarter of 2011. We will need additional funds to meet our obligations and fund operations beyond that time. We have not included in this analysis any additional revenue from potential milestone payments that we may in the future receive from Pfizer or any additional cost reduction measures which we may undertake that may further extend this timeline. Except for collaboration revenue we expect to receive from Pfizer for research and development activities through 2011 and the federal funds we expect to receive in the fourth quarter of 2010 for the Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010, we do not currently have any commitments for future external funding.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2010, we had cash and cash equivalents of $11.7 million. In order to conserve capital, we have implemented a reduction of our workforce and other cost reduction measures. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; our lease, debt and other obligations; and our capital expenditure requirements at least into the third quarter of 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above. We will need additional funds to meet our obligations and fund operations beyond that time. Except for collaboration revenue we expect to receive from Pfizer for research and development activities through 2011 and the federal funds we expect to receive in the fourth quarter of 2010 for the Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010, we do not currently have any commitments for future external funding.

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

During 2009, we conducted two proof-of-concept clinical trials of senicapoc in asthma. Although the results of the allergen challenge asthma study were generally favorable, results of the exercise induced asthma study were negative. As a result, we do not intend to continue the clinical development of senicapoc for asthma. In October 2010, ICA-105665, for which we recently conducted a Phase II proof-of-concept trial in patients with photosensitive epilepsy, was placed on clinical hold as a result of a serious adverse event. These developments may impair our ability to raise capital.

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of September 30, 2010, we had an accumulated deficit of $144.8 million. We have incurred losses in each year since our inception in 1992. Our net losses were $5.6 million for the nine months ended June 30, 2010, $12.8 million in 2009, $14.8 million in 2008 and $10.9 million in 2007. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. Provided that sufficient funding is available, we expect to continue to incur significant operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

The global economy has experienced a significant prolonged downturn and prospects for economic recovery remain uncertain. These economic conditions have had, and we expect will continue to have, an adverse impact on the pharmaceutical and biotechnology industries. Our business depends on our ability to raise substantial additional capital and to maintain and enter into new collaborative research, development and commercialization agreements with leading pharmaceutical and biotechnology companies. Current market conditions could impair our ability to raise additional capital when needed for our research and development programs, or on attractive terms. Our arrangements with collaborators typically require our collaborators to make a significant commitment of capital and other resources. Recent economic conditions may reduce the amount of discretionary investment that our current collaborator and prospective collaborators may have available to invest in our business. This may result in prospective collaborators electing to defer entering into collaborative agreements with us, or our existing collaborator choosing not to extend our existing collaboration beyond the fifteen month renewal research term, which expires in December 2011. A reduction in research and development funding, even if economic conditions improve, would significantly adversely impact our business, operating results and financial condition.

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

On July 30, 2010, we received notice that the Nasdaq panel had granted our request for an extension of time, as permitted under Nasdaq’s Listing Rules, to regain compliance with the $1.00 per share minimum bid price requirement for continued listing. In accordance with the panel’s decision, we were provided until November 8, 2010 to evidence a closing bid price of $1.00 or more for a minimum of ten consecutive trading days. This date represented the maximum length of time that a panel may grant under Nasdaq’s Listing Rules. On September 22, 2010 we implemented the one-for-eight reverse stock split approved by our stockholders in June. On October 7, 2010 we received notification from the Nasdaq Listing Qualifications Department that we had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) after maintaining a closing bid price equal to or in excess of $1.00 for a minimum of ten consecutive trading days and that our non-compliance with the requirement announced on November 13, 2009, had been rectified.

The closing bid price of our common stock on the Nasdaq Global Market was $1.24 on October 29, 2010. The effected reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

If we fail to continue to meet all applicable Nasdaq Global Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. Such a delisting could also impair the value of your investment.

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

We subsequently initiated a study in patients with photosensitive epilepsy during the third quarter of 2009, for which we reported positive results during the first quarter of 2010. We also initiated a pain study of ICA-105665 in healthy volunteers during the third quarter of 2009, for which we reported negative results during the first quarter of 2010. During the second quarter of 2010, we received approval from the FDA to study up to two additional higher doses of ICA-105665 in the photosensitivity study and in a multiple ascending dose study. During the third quarter of 2010, we suspended further enrollment in the photosensitive epilepsy study and reported that ICA-105665 had been placed on clinical hold due to the occurrence of a serious adverse event. If we are not successful in commercializing ICA-105665 or one of our other lead compounds for epilepsy and pain, or are significantly delayed in doing so, our business will be materially harmed.

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

•

regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements. For example, in March 2009, we received notification from the FDA that, based on a review of certain preclinical data, ICA-105665 had been placed on partial clinical hold. Also, in October 2010, we received notification from the FDA that, based on the occurrence of a serious adverse event in the photosensitive epilepsy trial, ICA-105665 had been placed on clinical hold;

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

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to one such collaboration with Pfizer. In 2009, research funding from our collaboration with Pfizer accounted for all of our net revenues. Our collaboration with McNeil terminated effective September 18, 2007. Our collaboration with Bristol-Myers Squibb concluded in the third quarter of 2007 upon notification by Bristol-Myers Squibb that it was no longer pursuing a lead compound discovered in collaboration with us for the treatment of atrial fibrillation. The substantial majority of our research funding under our collaboration with Pfizer is scheduled to end in December 2011. Our collaborations may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

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

Our business requires us to maintain a significant number of qualified scientific and commercial personnel, including clinical development, regulatory, marketing and sales executives and field personnel, as well as administrative personnel. We have implemented a number of cost savings measures in an effort to conserve cash, including reductions in the workforce. There is competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to retain and attract, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

Risks Relating to Our Private Placements

The number of shares of our common stock outstanding has increased substantially as a result of the private placement that closed on February 6, 2007, and certain purchasers beneficially own significant blocks of our common stock; these shares are generally available for resale in the public market.

Upon the closing of a private placement on February 6, 2007, we issued to a group of institutional and other accredited investors a total of 1,927,955 shares of our common stock, plus warrants to purchase a total of 674,782 additional shares of common stock. We refer to this transaction as the private placement. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the private placement. Certain purchasers in the private placement will have significant influence over the outcome of any stockholder vote, including the election of directors and the approval of mergers or other business combination transactions. These shares are generally available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

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

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 333,521 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 730,994 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 1,064,515 shares to Pfizer, which owns approximately 18% of our common stock as of October 31, 2010, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

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

As of October 31, 2010, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 44% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

On December 2, 2008, we adopted a stockholder rights plan pursuant to which we issued a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record on December 15, 2008. Our stockholders approved the rights plan on June 2, 2009. Upon the effectiveness of our reverse stock split on September 21, 2010, the total number of preferred share purchase rights remained the same, but the number of rights associated with each share of common stock was increased by a factor of eight. Therefore, due to the reverse stock split, each share of common stock now trades with eight rights, each of which entitles the registered holder to purchase from us one one-thousandth of a share of our series A junior participating preferred stock, at a purchase price of $7.50 per share, subject to adjustment under certain circumstances. Unless we redeem or exchange the rights at an earlier date, they will expire upon the close of business on December 2, 2018.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2010, we had 5,967,910 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement, may be resold in the public market at any time. Moreover, Pfizer, which holds 1,064,515 shares of our common stock, has the right to require us to file a registration statement covering the resale of their shares, as discussed above. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the third quarter of 2010.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser, in the third quarter of 2010.

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

Date: November 10, 2010

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Agreement and Amendment to the Exclusive License Agreement, effective September 21, 2010, between the Registrant and Pfizer Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.