Form 10-K
period 2010-12-31
ICAGEN INC
filed 2011-03-09
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2010, was approximately $11,525,647 based on the closing sale price of the common stock on such date as reported on the Nasdaq Global Market. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on February 28, 2011 was 7,309,768.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders scheduled to be held on June 2, 2011, or the 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2011 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

Icagen and our logo are our trademarks. Each of the other trademarks, trade names or service marks appearing in this report belongs to its respective holder.

ICAGEN, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

All numbers and amounts in this Annual Report on Form 10-K have been adjusted retroactively to reflect the September 21, 2010 one-for-eight reverse stock split.

PART I

ITEM 1—BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. Ions are charged particles, such as sodium, potassium, calcium and chloride. Ion channels are protein structures found in virtually every cell of the human body. Ion channels span the cell membrane and regulate the flow of ions into and out of cells. There are numerous drugs marketed by third parties for multiple indications that modulate ion channels. We believe this demonstrates that ion channels are attractive drug targets.

Our most advanced internal drug candidate is ICA-105665, which we are developing for the treatment of epilepsy and pain. Epilepsy represents a large and growing market opportunity. According to the Epilepsy Foundation, there is an estimated prevalence of 3.0 million patients in the United States, with approximately 200,000 new cases diagnosed in the United States each year. Sales of drugs currently marketed for the treatment of epilepsy amount to several billion dollars annually. Sales for these drugs include prescriptions for both epilepsy and other indications, including neuropathic pain. Despite the variety of drugs currently available, approximately one-third of the epilepsy patient population remains resistant to currently available medical treatment according to Brain, a journal of neurology.

We completed a Phase I single ascending dose study of ICA-105665 at doses up to 400 mg and a multiple ascending dose study at doses up to 600mg. ICA-105665 was generally well tolerated without serious adverse events or drop-outs at all doses tested. Additionally, we reported positive results in a Phase IIa study in patients with photosensitive epilepsy conducted at single doses ranging from 100mg to 400mg. In an extension to this Phase IIa study to higher doses, at the top dose of 600mg, one patient had a serious adverse event, which in accordance with the trial protocol resulted in a termination of the study and subsequently led to a clinical hold. During the first quarter of 2011, following a review of data from recently completed clinical studies as well as our proposed protocol for a Phase II clinical trial in patients with treatment resistant epilepsy, the U.S. Food and Drug Administration, or FDA, notified the Company that the clinical hold on the IND for ICA-105665 had been removed.

In August 2007, we established a collaboration with Pfizer focused on three specific sodium channels for the treatment of pain and related disorders. The research term of this collaboration has been renewed and extended twice, most recently through year-end 2011. Under the terms of the agreement, we and Pfizer are combining resources to identify compounds that target these three ion channels in a global research and development collaboration. We and Pfizer have also formed a joint research committee to monitor and oversee the collaboration. We have granted Pfizer a worldwide exclusive license, with the right to grant sublicenses, to our patent rights and know-how with respect to drugs arising from the collaboration. Pfizer is responsible for funding all aspects of the collaboration and for worldwide clinical development and commercialization of drugs arising from the collaboration.

Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer is providing us with research and development funding over the research period pursuant to the agreement. Pfizer is obligated to make payments to us upon achievement of specified research, development, regulatory and commercialization milestones of up to $359 million for each drug candidate developed. We are also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. Pfizer’s obligation to pay us royalties with respect to a product will expire generally on a country-by-country basis on the expiration of the last-to-expire of specified patent rights covering the product. Pfizer also made two equity investments in our company totaling $15.0 million, and owns approximately 15% of our common stock as of February 28, 2011.

The ion channel targets in the Pfizer collaboration, including the sodium channel Nav1.7 (SCN9A), are important in the generation of electrical signals in nerve fibers that mediate the initiation, transmission and sensation of pain. During the third quarter of 2010, Pfizer conducted a clinical microdose study in healthy volunteers of several collaboration compounds targeting the sodium ion channel Nav1.7. Based upon data obtained in this study, the companies announced that one of these compounds had been selected for further clinical studies. Both the conduct of the microdose study in healthy volunteers and the selection of a compound for further development triggered milestones to Icagen totaling $4.0 million. A Phase I single ascending dose study of the lead compound in this collaboration program was initiated during the fourth quarter of 2010 and is currently in progress.

In addition to our clinical stage programs, we are also pursuing research stage programs focused on specific ion channel targets for the treatment of pain and inflammation. All of our research stage programs have been developed internally, and are based upon our ion channel technology platform. This platform includes our comprehensive library of ion channel genes, parallel high throughput screening systems, our extensive library of ion channel focused small molecules, an extensive database and bioinformatics platform, electrophysiology know-how and technical expertise, and pharmacology and bioanalytics expertise. We own numerous United States patents and patent applications as well as foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to the composition of matter, pharmaceutical formulations and methods of use of many of our compounds, including our lead compound ICA-105665.

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

Our Approach to Ion Channel Drug Discovery and Development

Over most of the past two decades, we have established an interdisciplinary environment that is designed to meet the challenges and complexities faced in ion channel drug discovery. Our capabilities include molecular biology and the use of complex functional assays, electrophysiology, medicinal and computational chemistry, bioanalytics, pharmacology and clinical development. We believe that this integrated set of capabilities enhances our ability to develop drug candidates that modulate ion channels for the treatment of a range of diseases with significant unmet medical need and commercial opportunity.

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

Using our drug discovery and development approach, we have:

•	developed a clinical stage internal program in epilepsy and pain with what we believe is a novel chemical entity;

•	established a clinical stage collaboration program focused on three sodium channel targets for the treatment of pain with a leading pharmaceutical company; and

•	developed ongoing research stage programs spanning multiple and diverse therapeutic areas and providing us with a pipeline of compounds that modulate ion channel targets.

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

Build and advance our product candidate pipeline. Through our ion channel drug discovery and development programs, we have created a pipeline of drug candidates that address diseases with significant unmet medical need and commercial potential across a range of therapeutic areas. Either through our internal efforts or through one or more collaborations, we plan to pursue the development and commercialization of these drug candidates, including the lead compounds in our collaboration with Pfizer and our lead Phase II compound, ICA-105665, and the other lead compounds that we are developing for the treatment of epilepsy and pain. We believe that the breadth of our capabilities in ion channel drug discovery technology will enable us to continue to identify and develop additional drug candidates on an efficient and rapid basis. In addition to developing drug candidates internally, we continue to evaluate opportunities to in-license promising compounds and technologies.

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

Establish strategic alliances with leading pharmaceutical and biotechnology companies. We plan to selectively enter into new strategic alliances with leading pharmaceutical and biotechnology companies to assist us in advancing our drug discovery and development programs. We expect that these alliances will provide us with access to the therapeutic area expertise and research, development and commercialization resources of our existing or future collaborators as well as augment our financial resources. We believe that our expertise in ion channel drug discovery and development helps us to secure collaborations, such as our collaboration with Pfizer, on attractive terms. We expect that in some of these alliances we will seek to maintain rights in the development of drug candidates and the commercialization of drugs as part of our effort to build our internal clinical development and sales and marketing capabilities.

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

Research and Development Programs

We currently have two product candidates in clinical development. ICA-105665, a small molecule compound that targets specific KCNQ ion channels and which we are developing for the treatment of epilepsy and pain, is in Phase II development. The lead compound in our collaboration with Pfizer, which selectively targets the sodium channel Nav1.7 and is being developed for the treatment of pain, is currently in Phase I development.

ICA-105665 and our other Lead Compounds for Epilepsy and Pain

Our most advanced compound for the treatment of epilepsy and pain is ICA-105665. ICA-105665 targets specific potassium channels, which are located primarily on the membrane of nerve cells, or neurons, present in particular regions of the central and peripheral nervous system. In addition, we have identified several backup compounds that also target these channels. We have retained all worldwide rights to these compounds.

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

Market opportunity and current treatment. Epilepsy represents a large and growing market opportunity. According to the Epilepsy Foundation, there is an estimated prevalence of 3.0 million patients in the United States, with approximately 200,000 new cases diagnosed in the United States each year. Sales of drugs currently marketed for the treatment of epilepsy amount to several billion dollars annually. Sales for these drugs include prescriptions for both epilepsy and other indications, including neuropathic pain. Despite the variety of drugs currently available, approximately one-third of the epilepsy patient population remains resistant to currently available medical treatment according to Brain, a journal of neurology.

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

Market opportunity and current treatment. A variety of agents are used to treat pain, including non-steroidal anti-inflammatory drugs, or NSAIDs, cyclooxygenase II inhibitors, or Cox-II inhibitors, opiates, and certain antidepressants and anticonvulsants. NSAIDs are generally used for less severe pain types, while opiates, antidepressants and anticonvulsants are generally reserved for more serious pain, such as neuropathic pain. The Cox-II inhibitors have been widely used primarily for arthritic pain, although the withdrawal of Vioxx due to safety issues has led to a contraction of the market for these agents. The worldwide market for pain therapeutics is estimated to be in the tens of billions annually.

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

Program Status. ICA-105665 and our other lead compounds target particular potassium ion channels that are expressed in the central nervous system, including regions linked to seizure disorders such as the cortex, hippocampus and thalamus, and in pain pathways in the central and peripheral nervous system. In preclinical studies, these compounds:

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

During the third quarter of 2007, we initiated a single ascending dose Phase I clinical trial of ICA-105665 to assess the safety, tolerability and pharmacokinetics of this novel compound in healthy volunteers at doses ranging from 30mg to 400mg administered orally. Following this study, we conducted a multiple ascending dose trial in healthy volunteers at doses of 50mg, 100mg and 200mg administered orally twice daily for a period of seven days. The multiple ascending dose study was subsequently expanded to include patients with epilepsy. Two cohorts, comprised of a total of fourteen patients, were studied at doses of 100mg or 200mg administered orally twice daily for a period of seven days. All epilepsy patients were also concurrently receiving one anti-epileptic drug. In both studies, plasma concentrations in excess of predicted efficacious concentrations were achieved. The compound was well tolerated at all dose levels, and a maximum tolerated dose was not identified. There were no serious adverse events, no dose limiting toxicities, and no dropouts.

During the first quarter of 2009 we reported that we had received notification from the FDA that, based on a review of certain preclinical data, ICA-105665 had been placed on partial clinical hold related to the development of ICA-105665 for epilepsy. This action by the FDA was taken following its review of high-dose seven day toxicity studies performed at the request of the FDA. While in the standard six month rat and nine month monkey preclinical toxicology studies ICA-105665 was generally well tolerated, in the requested high-dose studies a small percentage of the animals exhibited abnormal movements. Following the submission of additional preclinical data and a revised protocol for a study in patients with photosensitive epilepsy, the FDA lifted the partial clinical hold. During the third quarter of 2009, we initiated a proof-of-concept pain study in healthy volunteers and a proof-of-concept study of ICA-105665 in patients with photosensitive epilepsy.

The proof-of-concept pain study was a randomized, double-blind, placebo-controlled, cross-over study designed to assess the ability of ICA-105665 to decrease the sensation of pain in response to the intradermal injection of capsaicin and to a simulated sunburn. ICA-105665 did not reduce the pain elicited in the capsaicin or sunburn models. The compound was well tolerated with no serious adverse events and with similar numbers of adverse events across treatment groups. Pharmacokinetic parameters were consistent with our expectations.

The photosensitive epilepsy study was a placebo-controlled, single blind study that followed a standardized protocol that has been utilized in the development of several anti-epileptic agents. The photosensitive epilepsy model is considered by experts in the field to be useful in establishing proof-of-concept for the treatment of epilepsy. Many currently marketed anti-epileptics have been shown to be active in similar studies during or after their development.

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

In the initial phase of the study, three doses were tested—100mg, 200mg and 400mg. One of four patients at the 100mg dose and two of four patients at the 400 mg dose demonstrated a positive response to treatment with ICA-105665, as specified by standard pre-defined criteria. At all dose levels tested, ICA-105665 was well tolerated, with no serious adverse events, no dose limiting toxicities, and no dropouts from the study.

During the second quarter of 2010, we received approval from the FDA to study up to two additional higher doses of ICA-105665 in extensions to the multiple ascending dose study and the photosensitivity study. In the extension to the multiple ascending dose study, ICA-105665 was safe and well tolerated in healthy volunteers at daily doses of 500mg and 600mg for a period of seven days. There were no serious adverse events, no dose limiting toxicities, and no dropouts. In the extension to the photosensitivity study, four of six patients at the 500 mg dose demonstrated a positive response to treatment with ICA-105665, as specified by standard pre-defined criteria. At the 600mg dose, however, the first patient enrolled had a serious adverse event, which was a predefined stopping point for the study. The serious adverse event resolved within a short period of time and the patient recovered completely. The FDA subsequently notified us that the IND for ICA-105665 had been placed on clinical hold and requested that we submit data from the recently completed studies as well as our plans for the continued development of ICA-105665. During the first quarter of 2011, following a review of data from the extensions to both the multiple ascending dose study and the photosensitivity study, as well as the proposed protocol for a Phase II clinical trial in patients with treatment resistant epilepsy, the clinical hold for the IND for ICA-105665 was removed. Preparations are underway for a 60 patient Phase II trial of ICA-105665 in patients with refractory partial onset epilepsy, the target population for this drug candidate.

No assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in preclinical or early stage clinical studies does not mean that subsequent clinical trials will confirm the earlier findings.

Subtype Selective Sodium Channel Blockers and Other Compounds for Pain and Related Disorders

Our second most advanced program is our subtype selective sodium channel blocker program for the treatment of pain and related disorders, which we are conducting in collaboration with Pfizer. The ion channel targets in the Pfizer collaboration, including the sodium channel Nav1.7, are important in the generation of electrical signals in nerve fibers that mediate the initiation, transmission and sensation of pain. The most advanced compound in this program is currently in a Phase I single dose escalation study. In addition to the targets included in our collaboration with Pfizer, we are also pursuing research programs directed at other ion channel targets for the treatment of pain and related disorders.

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

Program Status. We have formed a collaboration with Pfizer focused on three sodium ion channel targets that are expressed in pain pathways in both the central and peripheral nervous system. During the third quarter of 2010, Pfizer conducted a microdose study in healthy volunteers of several collaboration compounds targeting the sodium ion channel Nav1.7. Based upon data obtained in this study, Pfizer selected one of these compounds for further clinical studies. The initiation of the microdose study and the selection of a compound for further development triggered milestones to Icagen totaling $4.0 million. A Phase I single ascending dose study of the lead compound in this collaboration program was initiated during the fourth quarter of 2010 and is currently in progress.

In addition to the program we are conducting in collaboration with Pfizer, we have also identified several other ion channel targets that are expressed in pain pathways in both the central and peripheral nervous system. For one of these targets, we have identified lead compounds with in vivo efficacy in animal models of pain disorders.

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

Program Status. We have completed profiling the distribution of all human ion channels known to us in various cells of the immune system. As a result, we have identified several ion channel targets that are expressed at high levels in some immune system cells and that may play an important role in modulating the inflammatory response. We have discovered compounds that are active in vitro against some of these targets, and have also demonstrated effects of some of our compounds in animal models of inflammatory diseases.

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

Extensive Library of Ion Channel Focused Small Molecules

We have developed an extensive library of approximately 250,000 small molecules that have been selected for potential activity at ion channel targets. We have used our experience in working across a range of different ion channel targets to develop this library. We have found that some families of compounds show increased levels of activity against particular classes of ion channels. Through our synthetic medicinal chemistry efforts, we continually enrich and expand our small molecule compound library with compounds that have demonstrated activity at ion channel targets.

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

Electrophysiology Know-How and Technical Expertise

We have assembled an experienced electrophysiology group equipped with state-of-the-art technologies and the capability to perform a wide variety of electrophysiologic measurements. The skill and expertise of our electrophysiology group enables us to understand the function of each of our ion channel targets under varying physiologic conditions and its modulation by drug candidates. Through the detailed analyses performed by this group, we are better able to understand the likely role of the channel in the tissue of interest and the likely effects of its modulation by small molecule compounds. In addition to our expertise in the application of traditional electrophysiologic techniques, we have also advanced our capabilities through the integration of high throughput electrophysiology equipment and techniques into our drug discovery process.

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

Accelerated Development Cycle. Several elements of our technology platform contribute to an acceleration of the development cycle, including our cell lines and assay systems for many of our ion channel targets, our parallel high throughput screening systems, and our focused library of ion channel active compounds. In addition, our computational chemistry technology reduces the need for screening large collections of compounds. Finally, our internal capabilities in animal studies, including our high throughput bioanalytics, which involve the measurement of compounds in relevant animal systems, enable us to rapidly identify potent and selective drug candidates. When combined, these components of our discovery technology have enhanced our ability to efficiently advance from the initiation of a program to preclinical studies, thus allowing us to work simultaneously on several ion channel targets across a range of therapeutic areas.

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

Pfizer

In August 2007, we entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. The research term of this collaboration has been extended twice, most recently through year-end 2011. Under the terms of the agreement, we and Pfizer are combining resources to identify compounds that target these three ion channels in a global research and development collaboration. We and Pfizer have formed a joint research committee to monitor and oversee the collaboration.

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

The ion channel targets in the Pfizer collaboration, including the sodium channel Nav1.7, are important in the generation of electrical signals in nerve fibers that mediate the initiation, transmission and sensation of pain. We have also established a broad portfolio of intellectual property in this area, covering multiple promising compounds targeting sodium channels. In preclinical studies, compounds identified in the collaboration have demonstrated efficacy in pain models. During the third quarter of 2010, Pfizer conducted a microdose study in healthy volunteers of several collaboration compounds targeting the sodium ion channel Nav1.7. Based upon data obtained in this study, Pfizer selected one of these compounds for further clinical development. During the fourth quarter of 2010, a single dose escalation study of this compound in healthy volunteers was initiated. The initiation of the microdose study and the selection of a compound for further development triggered milestones to Icagen totaling $4.0 million.

The collaborative research and license agreement will expire on a product-by-product basis on the later of the end of the research term, which was originally two years from the effective date of the agreement but which has subsequently been extended through December 2011, and the date on which all royalty obligations end. Pfizer may terminate the collaborative research and license agreement following the research term with respect to products that Pfizer no longer intends to develop or commercialize. Either party may terminate the collaborative research and license agreement in the event that the other party materially breaches its obligations under the agreement and fails to cure such breach within a specified cure period. If we terminate the collaborative research and license agreement based on a material breach by Pfizer, or if Pfizer terminates the collaborative research and license agreement with respect to specified products that Pfizer no longer intends to develop or commercialize, the rights to then identified products and product candidates to which Pfizer’s rights terminate will be transferred to us.

In August 2007, in connection with the collaborative research and license agreement with Pfizer, we also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of our common stock. In a first closing of the transaction on August 20, 2007, we sold 336,021 shares of common stock to Pfizer at a price of $14.88 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to us of approximately $5.0 million. In a subsequent closing of the transaction on February 13, 2008, we sold 730,994 shares of common stock to Pfizer at a price of $13.68 per share, which was the closing bid price of our common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of our exercise of our put option to sell the shares, resulting in gross proceeds to us of approximately $10.0 million.

In March 2008, we and Pfizer entered into a collaboration with the laboratory of Professor B. A. Wallace at Birkbeck College, University of London, to study the structural biology of sodium channels. This three party relationship was created to support our collaboration with Pfizer. In connection with the Birkbeck collaboration, we also entered into a supplemental agreement with Pfizer that required Pfizer to reimburse us for certain equipment to be used in the collaboration and to pay us for additional research and development services over a two year term. We also contributed services to the collaboration, which concluded on March 31, 2010.

Research and Development

For the years ended December 31, 2010, 2009, and 2008, we spent approximately $13.2 million, $18.1 million and $22.1 million, respectively, on research and development activities. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2010—$9.5 million; 2009—$9.6 million; and 2008—$12.3 million. For more information regarding our research and development expenses, please see “Financial Operations Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of February 28, 2011, we have approximately 150 United States patents and patent applications as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to the composition of matter, pharmaceutical formulations and methods of use of many of our compounds, including ICA-105665, the lead compound that we are developing for the treatment of epilepsy and pain, and senicapoc. We consider the patent covering the chemotype which includes ICA-105665 to be material to our business.

The patent rights relating to ICA-105665 and other lead compounds that we are developing for the treatment of epilepsy and pain owned by us consist of three issued United States patents, two relating to composition of matter that expire in 2024, and one relating to method of use for pain that expires in 2020, as well as counterpart patent applications in a number of other jurisdictions, including Europe and Japan. United States patents generally have a term of 20 years from the date of filing.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. We believe that our most significant competitors in the area of drugs that work by modulating the activity of ion channels are Neurosearch A/S and Vertex Pharmaceuticals, Inc. In addition, there are a number of other companies, including large pharmaceutical companies that have programs focused on specific ion channel drug discovery.

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

We rely upon our collaborator, Pfizer, for support in advancing certain of our drug candidates and intend to rely on our collaborator for the commercialization of these products. Our collaborator may be conducting multiple product development efforts within the same disease area that is the subject of its agreement with us. Generally, our agreements with our present or future collaborators do not preclude them from pursuing development efforts using a different approach from that which is the subject of our agreement with them. Therefore, any of our drug candidates may be subject to competition with a drug candidate under development by our collaborator.

There are currently approved therapies for the diseases and conditions addressed by our drug candidates that are undergoing clinical trials, which are described under “Research and Development Programs” above. Specifically,

•	drugs such as Neurontin, Depakote and Lamictal are approved for the treatment of epilepsy and, in the case of Neurontin, prescribed for neuropathic pain; and

•

several agents are used to treat pain, including non-steroidal anti-inflammatory drugs, or NSAIDs, cyclooxygenase II inhibitors, or Cox-II inhibitors, opiates, and certain antidepressants and anticonvulsants. In particular, Cymbalta and Lyrica are approved for the treatment of specified types of neuropathic pain.

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

Sales and Marketing

If we receive regulatory approval for our product candidates, we plan to commence commercialization activities by building a focused sales and marketing organization complemented by copromotion and other arrangements with pharmaceutical or biotechnology collaborators. Our sales and marketing strategy is to:

•

Build our own domestic sales force. We believe that we can access key prescribing physicians in the United States for ICA-105665 through a relatively small, specialized sales force. In particular, we believe that such a sales force could address the community of neurologists who specialize in the treatment of epilepsy, for which we recently completed a proof-of-concept study with positive results.

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

Employees

As of February 28, 2011, we had a total of 38 employees, all of whom were full-time, including 14 with doctoral degrees. Of our workforce, 32 employees are engaged in research and development and 6 are engaged in business development, finance and administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of February 28, 2011 are as follows:

Name	Age	Position
P. Kay Wagoner, Ph.D.	62	President, Chief Executive Officer and Director
Richard D. Katz, M.D.	47	Executive Vice President, Finance and Corporate Development, Chief Financial Officer and Treasurer

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

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of December 31, 2010, we had an accumulated deficit of $145.6 million. We have incurred losses in each year since our inception in 1992. Our net losses were $6.4 million in 2010, $12.8 million in 2009 and $14.8 million in 2008. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. Provided that sufficient funding is available, we expect to continue to incur significant operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

As of December 31, 2010, we had cash and cash equivalents of $12.0 million. In order to conserve capital, we have implemented a reduction of our workforce and other cost reduction measures. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; our lease, debt and other obligations; and our capital expenditure requirements for at least the next twelve months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above. We will need additional funds to meet our obligations and fund operations beyond that time. Except for collaboration revenue we expect to receive from Pfizer for research and development activities through 2011, we do not currently have any commitments for future external funding.

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

The global economy has experienced a significant prolonged downturn and prospects for economic recovery remain uncertain. These economic conditions have had, and we expect will continue to have, an adverse impact on the pharmaceutical and biotechnology industries. Our business depends on our ability to raise substantial additional capital and to maintain and enter into new collaborative research, development and commercialization agreements with leading pharmaceutical and biotechnology companies. Current market conditions could impair our ability to raise additional capital when needed for our research and development programs, or on attractive terms. Our arrangements with existing or future collaborators typically require our existing or future collaborators to make a significant commitment of capital and other resources. Recent economic conditions may reduce the amount of discretionary investment that our current collaborator and prospective collaborators may have available to invest in our business. This may result in prospective collaborators electing to defer entering into collaborative agreements with us, or our existing collaborator choosing not to extend our existing collaboration beyond the fifteen month renewal research term, which expires in December 2011. A reduction in research and development funding, even if economic conditions improve, would significantly adversely impact our business, operating results and financial condition.

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

On July 30, 2010, we received notice that the Nasdaq panel had granted our request for an extension of time, as permitted under Nasdaq’s Listing Rules, to regain compliance with the $1.00 per share minimum bid price requirement for continued listing. In accordance with the panel’s decision, we were provided until November 8, 2010 to evidence a closing bid price of $1.00 or more for a minimum of ten consecutive trading days. This date represented the maximum length of time that a panel may grant under Nasdaq’s Listing Rules. On September 22, 2010 we implemented the one-for-eight reverse stock split approved by our stockholders in June 2010. On October 7, 2010 we received notification from the Nasdaq Listing Qualifications Department that we had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) after maintaining a closing bid price equal to or in excess of $1.00 for a minimum of ten consecutive trading days and that our non-compliance with the requirement announced on November 13, 2009, had been rectified.

The closing bid price of our common stock on the Nasdaq Global Market was $3.09 on February 28, 2011. The effected reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Our efforts to commercialize ICA-105665 and the other lead compounds that we are developing for epilepsy and pain are at an early stage. We submitted an Investigational New Drug, or IND, and began Phase I clinical trials with respect to ICA-105665 during the third quarter of 2007. The results of these Phase I trials were reported during the second quarter of 2009. In March 2009, we received notification from the FDA that, based on a review of certain preclinical data, the IND for ICA-105665 had been placed on partial clinical hold. This partial clinical hold related to the development of ICA-105665 for epilepsy but did not pertain to studies of the compound for pain. We submitted to the FDA additional preclinical data along with a revised protocol for a study of ICA-105665 in patients with photosensitive epilepsy. In July 2009, the FDA lifted the partial clinical hold.

We subsequently initiated a study in patients with photosensitive epilepsy during the third quarter of 2009, for which we reported positive results during the first quarter of 2010. We also initiated a pain study of

ICA-105665 in healthy volunteers during the third quarter of 2009, for which we reported negative results during the first quarter of 2010. During the second quarter of 2010, we received approval from the FDA to study up to two additional higher doses of ICA-105665 in the photosensitivity study and in a multiple ascending dose study. During the third quarter of 2010, we suspended further enrollment in the photosensitive epilepsy study and reported that the IND for ICA-105665 had been placed on clinical hold due to the occurrence of a serious adverse event. During the first quarter of 2011, following a review of data from recently completed clinical studies as well as the proposed protocol for a Phase II clinical trial in patients with treatment resistant epilepsy, the FDA notified us that the clinical hold on the IND for ICA-105665 had been removed. If we are not successful in commercializing ICA-105665 or one of our other lead compounds for epilepsy and pain, or are significantly delayed in doing so, our business will be materially harmed.

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

Risks Related to Our Dependence on Third Parties for Manufacturing,

Research and Development and Marketing and Distribution Activities

We depend significantly on existing and future collaborations with third parties to discover, develop and commercialize some of our product candidates.

A key element of our business strategy is to collaborate with third parties, particularly leading pharmaceutical companies, to research, develop and commercialize some of our product candidates. We are currently a party to one such collaboration with Pfizer. In 2010, research funding from our collaboration with Pfizer accounted for 91% of our net revenues. Our research funding under our collaboration with Pfizer is scheduled to end in December 2011. Our collaboration with Pfizer or future collaborations we may enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect the development of the related product candidates and our ability to derive revenue from them.

The success of our existing or future collaboration arrangements will depend heavily on the efforts and activities of our existing or future collaborators. Our existing or future collaborators have significant discretion in determining the efforts and resources that they will apply to such collaborations. The risks that we face in connection with our collaboration with Pfizer, and that we anticipate being subject to in future collaborations, include the following:

•	collaboration agreements are for fixed terms and subject to termination by collaborators in the event of a material breach by us;

•

collaborators in some cases have the first right to maintain or defend our intellectual property rights and, although we have the right to assume the maintenance and defense of our intellectual property rights if collaborators do not, our ability to do so may be compromised by existing or future collaborators’ acts or omissions; and

•

collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. A termination or expiration of our current collaboration with Pfizer or any potential future collaborations would adversely affect us financially and could harm our business reputation.

If one of our existing or future collaborators were to change its strategy or the focus of its development and commercialization efforts with respect to our relationship, the success of our product candidates and our operations could be adversely affected.

There are a number of factors external to us that may change our existing or future collaborators’ strategy or focus with respect to our relationship with them. For example:

•

our existing or future collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us;

•

our existing or future collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries. For example, in October 2009, Pfizer acquired Wyeth and in January 2011 announced a restructuring; and

•	the ability of our product candidates and products to reach their potential could be limited if our existing or future collaborators decrease or fail to increase spending relating to such products.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so for at least the next several years. In the past, we have relied on Quintiles Transnational Corp. for the performance of some of our clinical trials. One of our directors, Dr. Dennis B. Gillings, is chairman and chief executive officer of Quintiles Transnational Corp., and PharmaBio Development Inc. d/b/a NovaQuest, the holder of approximately 3% of our outstanding capital stock, is a wholly owned subsidiary of Quintiles Transnational Corp.

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

We are a party to a number of license agreements. We do not consider any one of these license agreements to be material to our business. We expect to enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us or our existing or future collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our existing or future collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we or our existing or future collaborators may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our existing or future collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our existing or future collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

We intend to market our products, if approved, outside the United States. In order to market our products in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. With respect to some of our product candidates, our collaborator has, or we expect that a future collaborator will have, responsibility to obtain regulatory approvals outside the United States, and we will depend on our existing or future collaborators to obtain these approvals. The approval procedure varies among countries and can involve additional testing and additional review periods. The time required to obtain approval may differ from and may be longer than that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. We and our existing or future collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

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

Most patients will rely on Medicare and Medicaid, private health insurers and other third-party payors to pay for their medical needs, including any drugs we or our existing or future collaborators may market. If third-party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer.

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

Our research and development programs involve the controlled use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our existing or future collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources. We maintain liability insurance for some of these risks, but our policy excludes pollution and has a coverage limit of $5.0 million.

Risks Related to Employees and Growth

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider retaining Dr. P. Kay Wagoner, our president and chief executive officer, to be key to our efforts to develop and commercialize our product candidates. All of our employees, other than Dr. Wagoner and Dr. Richard D. Katz, are at-will employees and can terminate their employment at any time. Our employment agreements with Dr. Wagoner and Dr. Katz are terminable by them on short notice.

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

Risks Relating to Our Private Placements and At-the-Market Equity Issuance Facility

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

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 336,021 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 730,994 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 1,064,515 shares to Pfizer, which owns approximately 15% of our common stock as of February 28, 2011, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

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

The number of shares of our common stock outstanding has increased substantially as a result of the “at-the-market” equity issuance facility that we entered into on December 10, 2010 and may continue to increase if we enter into similar equity issuance facilities in the future.

On December 10, 2010, we entered into an at market issuance sales agreement, or the sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $2.6 million from time to time through MLV. On January 20, 2011, we terminated the sale agreement in accordance with the provisions of the sales agreement. During the term of the sales agreement, we sold shares having an aggregate offering price of $2.4 million. The issuance of these shares resulted in dilution to stockholders who held our common stock prior to the offering. These shares are available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market. In addition, we may enter into similar equity issuance facilities in the future, which would enable us to sell additional newly issued shares into the public market in order to raise additional capital.

General Company Related Risks

Our executive officers, directors and principal stockholders have substantial control over us and could limit your ability to influence the outcome of matters submitted to stockholders for approval.

As of February 28, 2011, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 35% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

The rights issued under our rights plan will automatically trade with the underlying common stock and will initially not be exercisable. If a person acquires or commences a tender offer for 15% (or in the case of Pfizer, which currently owns approximately 15% of our common stock, 20%) or more of our common stock in a transaction that was not approved by our board of directors, each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of our common stock for the $7.50 exercise price. If we are involved in a merger or other transaction with another company that is not approved by our board of directors, in which we are not the surviving corporation or which transfers more than 50% of our assets to another company, then each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of the acquiring company’s common stock for the $7.50 exercise price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Although we believe that our stockholder rights plan will help enhance our ability to negotiate with a prospective acquirer in order to ensure that all company stockholders realize the long-term value of their investment, it could have the effect of discouraging, delaying or preventing a change of control of our company, including under circumstances that some stockholders may consider favorable.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 28, 2011, we had 7,309,768 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement and the “at the market” equity issuance facility, may be resold in the public market at any time. Moreover, Pfizer, which holds 1,064,515 shares of our common stock, has the right to require us to file a registration statement covering the resale of their shares, as discussed above. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance. In addition, shares from certain restricted stock unit grants are automatically sold upon vesting to cover related employee tax obligations.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our principal facilities consist of approximately 32,000 square feet of research and office space located at 4222 Emperor Boulevard, Durham, North Carolina and research space located at 3908 Patriot Drive, Durham, North Carolina which we occupy under several leases that expire over the period from 2011 to 2012.

ITEM 3—LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4—[REMOVED AND RESERVED]

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has traded on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “ICGN” since our initial public offering, or IPO, on February 3, 2005. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for our common stock on the Nasdaq Global Market. All prices shown in the table reflect the one-for-eight reverse split of our issued and outstanding shares of common stock that was effected on September 21, 2010.

2009	High	Low
First Quarter	$4.80	$2.72
Second Quarter	$5.92	$2.48
Third Quarter	$12.72	$2.80
Fourth Quarter	$8.40	$2.88

2010	High	Low
First Quarter	$9.60	$3.28
Second Quarter	$6.40	$2.80
Third Quarter	$3.44	$0.96
Fourth Quarter	$2.63	$1.03

On February 28, 2011, there were 34 stockholders of record of our common stock. On February 28, 2011, the last sale price reported on the Nasdaq Global Market for our common stock was $3.09 per share.

Performance Graph

The graph below compares the cumulative 5-year total stockholder return on our common stock for the period from December 31, 2005, through December 31, 2010 with the cumulative total return on the Nasdaq Market Index and the Nasdaq Biotechnology Index. Each comparison assumes the investment of $100 on January 1, 2006 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Icagen, Inc.	$100	$128.68	$77.52	$14.26	$15.66	$24.96	$31.01	$31.01	$26.05
The Nasdaq Market Index	100	106.07	99.01	102.96	110.31	110.79	119.28	123.99	121.94
The Nasdaq Biotechnology Index	100	106.45	94.02	95.47	101.07	98.37	101.65	108.21	105.77

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Icagen, Inc.	$23.41	$24.19	$15.19	$8.37	$6.20	$7.44	$15.66	$7.01
The Nasdaq Market Index	104.17	105.83	96.72	73.13	71.09	85.56	99.17	106.28
The Nasdaq Biotechnology Index	98.94	100.81	106.26	92.76	86.88	95.41	106.93	107.47

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Icagen, Inc.	$11.16	$6.20	$2.40	$3.43
The Nasdaq Market Index	112.55	99.23	111.67	125.43
The Nasdaq Biotechnology Index	120.65	102.00	114.23	123.86

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

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the fourth quarter of 2010.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2010, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Selected statement of operations data:
Collaborative research and development revenues:
Research and development fees	$9,926	$9,342	$11,711	$17,383 (1)	$1,953
Reimbursed research and development costs	606	291	580	3,734	6,467

Total collaborative research and development revenues	10,532	9,633	12,291	21,117	8,420
Operating expenses:
Research and development	13,243	18,063	22,140	27,854	28,820
General and administrative	4,329	4,290	5,748	5,940	5,907

Total operating expenses	17,572	22,353	27,888	33,794	34,727

Loss from operations	(7,040)	(12,720)	(15,597)	(12,677)	(26,307)
Other income (loss), net	678	(137)	782	1,792	1,499
Income tax refund	4	88	—	—	—

Net loss	$(6,358)	$(12,769)	$(14,815)	$(10,885)	$(24,808)

Basic and diluted net loss per share (2)	$(1.06)	$(2.17)	$(2.57)	$(2.33)	$(8.93)

Weighted average common shares outstanding—basic and diluted (2)	5,970,095	5,883,095	5,770,987	4,679,018	2,777,457

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Selected balance sheet data:
Cash and cash equivalents	$12,034	$18,149	$34,215	$43,513	$25,131
Working capital	10,472	15,240	26,429	32,896	19,571
Total assets	14,539	21,092	37,880	46,657	30,815
Equipment debt financing, less current portion	128	478	971	757	774
Accumulated deficit	(145,567)	(139,209)	(126,440)	(111,625)	(100,740)
Total stockholders’ equity	11,665	16,699	28,112	30,684	12,047

(1)	Amount includes $11.5 million of incremental revenue recognized as a result of the termination of the collaboration agreement with McNeil. We had recorded an upfront payment and a milestone payment from McNeil totaling $15.0 million as deferred revenue and were amortizing such deferred revenue over the original 15 year estimated service period of the contract. In June 2007, we revised our estimate of the term of our substantive obligations under the contract from ending in June 2019 to ending in September 2007. Accordingly, we recognized the remaining balance of deferred revenue in 2007 as the collaboration ended and our contractual obligations became complete.
(2)	Amounts for 2006 – 2009 have been adjusted to reflect the September 21, 2010 one-for-eight reverse stock split.

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

Since our incorporation in November 1992, we have devoted substantially all of our resources to the discovery and development of drug candidates with activity at ion channels. We currently have two clinical development programs, one of which we are conducting in collaboration with Pfizer, as well as other drug discovery programs addressing specific ion channel targets. We have not received approval to market any product and, to date, have received no product revenues.

Since our inception, we have incurred substantial losses and, as of December 31, 2010, we had an accumulated deficit of $145.6 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs. We expect that our operating losses will continue for at least the next several years.

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

The successful development of our product candidates is highly uncertain. ICA-105665, a small molecule compound that targets specific KCNQ ion channels, is in Phase II development for the treatment of epilepsy. The continued development of ICA-105665 will be dependent upon the availability of additional capital, the receipt of additional milestones from our existing collaboration or the formation of one or more new collaborations. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Revenue Recognition

Our existing or future collaboration agreements contain or could contain multiple elements, including non-refundable upfront license fees, payments for reimbursement of research and development costs, payments for ongoing research and development, milestone payments associated with achieving development, regulatory and commercial milestones and royalties based on specified percentages of net product sales, if any. We consider a variety of factors in determining the appropriate method of revenue recognition under such arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

In connection with our existing or future research and development collaborations, we recognize or would recognize revenues from non-refundable upfront license fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. Research and development services provided under our collaboration agreement with Pfizer are on a fixed fee basis. We recognize revenues associated with long-term, fixed fee contracts based on the performance requirements of such agreements and as services are performed. Our collaboration agreement with Pfizer allows for research term extensions upon mutually agreeable terms. We recognize revenues from contract extensions as we perform the extended services.

In connection with our collaboration with Pfizer, Pfizer paid us an initial upfront license fee of $12.0 million. We recognized this payment from Pfizer as revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature. Specifically, we recorded the $12.0 million upfront payment as deferred revenue, which we amortized to revenue over the initial two-year term of the research collaboration. During the year ended December 31, 2010, Pfizer made payments to us totaling $4.0 million related to the achievement of various clinical milestones. We recognized these payments from Pfizer as revenue in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature. Specifically, we recorded the $4.0 million as revenue upon achievement of the milestones.

We also recognize revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with our collaboration with Pfizer in accordance with ASC 605 (formerly EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent. We reflect the associated research costs in our research and development expense.

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

Accounting for Income Taxes

Under our income tax policy, we record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carryforwards, including orphan drug credit carryforwards. We have recorded a full valuation allowance to reduce our deferred tax assets as, based on available objective evidence, it is more likely than not that the deferred tax asset will not be realized. In the event that we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase operating results in the period the determination is made.

As of December 31, 2010, we had net operating loss carryforwards of approximately $135.3 million and research and development credit carryforwards of approximately $3.7 million for income tax purposes that begin to expire in the year 2011. Our orphan drug credit carryforwards of $12.4 million as of December 31, 2010 for income tax purposes begin to expire in 2020. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.

Financial Operations Overview

Revenue

We do not currently have any commercial products for sale and do not anticipate having any commercial products for at least the next several years. To date, our revenue has been derived almost solely from our collaborations. The aggregate revenues that we have recognized from our collaborators for research and development in each of the last three years were as follows: 2010—$9.5 million; 2009—$9.6 million; and 2008—$12.3 million.

During the year ended December 31, 2010, revenues from our collaboration with Pfizer accounted for 91% of our revenues, and currently we are only receiving research funding under the second renewal term of the research phase of our collaboration with Pfizer, which is scheduled to end in December 2011. In connection with our collaboration with Pfizer, Pfizer paid us an initial upfront payment of $12.0 million. We recognized this payment from Pfizer as revenue over the two year initial term of the collaboration in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature. During 2010, Pfizer paid us $4.0 million related to milestones achieved under the collaboration agreement. We recognized these payments as revenue using the milestone revenue recognition model in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature.

During the year ended December 31, 2010, we entered into an agreement providing for the sale by us to Applied Genetic Technologies Corporation, or AGTC, of our rights to certain non-core patents and patent applications relating to the ion channel gene CNGB3, which has been linked to certain disorders of the eye. AGTC paid us $1.0 million under the terms of this agreement. We have included the revenue from the technology sale in the income statement in Research and Development Fees for the year ended December 31, 2010.

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

We expense both internal and external research and development costs as incurred. Our collaborators have paid for a portion of our research and development expenses in each of the last three years. The conduct of additional clinical studies of ICA-105665 will be dependent upon the availability of additional capital, the receipt of additional milestones from our existing collaboration or the formation of one or more new collaborations. Provided that we are able to secure additional funding, we expect that research and development expenditures will increase substantially due to the following:

•	clinical studies of ICA-105665 for the treatment of epilepsy and pain; and

•	the continued development of our research programs.

We use our employee and infrastructure resources for several projects. Consistent with our target class approach to drug development, many of our costs are not attributable to a specifically identified project, but instead are directed to broadly applicable research efforts. Accordingly, we do not account for internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. ICA-105665 and our other lead compounds for epilepsy and pain, and senicapoc, which we had previously studied as a potential treatment for both sickle cell disease and asthma, represent a substantial majority of the total research and development payments by us to third parties. The following table shows, for the periods presented, the total out-of-pocket payments made by us to third parties for preclinical study support, clinical supplies and clinical trials associated with these programs:

	Year ended December 31,
Development Program	2010	2009	2008
	(in thousands)
ICA-105665 and other lead compounds for epilepsy and pain	$1,600	$1,997	$4,720
Senicapoc	—	3,140	1,728

Total	$1,600	$5,137	$6,448

We expect that a substantial percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. We are no longer continuing the clinical development of senicapoc and accordingly we do not expect to incur significant future research and development expenses associated with this program. Our development expenditures are subject to numerous uncertainties in timing and cost to completion. In order to advance our drug development programs toward eventual commercialization of a drug product, we test compounds in numerous preclinical studies for safety, toxicology and efficacy. We then conduct clinical trials for each drug candidate. Throughout the drug development process, we make submissions to, and engage in discussions with, drug regulatory authorities, with the ultimate goal of submitting to these authorities and having approved applications for marketing approval. If we do not establish a collaboration for the program, we fund these activities ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for some product candidates in order to focus our resources on more promising product candidates. Completion of clinical trials by us or our existing or future collaborators may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel serving finance, accounting, intellectual property, information technology, human resource and administrative functions. Other costs include facility costs not included in research and development expense, insurance, professional fees for legal, accounting and public relations services and the legal costs of pursuing patent protection for our intellectual property. We expect that general and administrative expenditures will remain relatively stable during 2011 but may increase in subsequent years due to increasing payroll, public company expenses, our initial commercialization expenses if we receive marketing approvals, business development costs and expanded operational infrastructure.

Interest Income, Interest Expense and Other Income

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on equipment debt financing. Other income consists of federal funds awarded and received during 2010 for the Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010.

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

Collaborative Research and Development Revenue

Collaborative research and development revenues increased by $899,000, or 9%, to $10.5 million for the year ended December 31, 2010 from $9.6 million for the year ended December 31, 2009. This increase was due primarily to $4.0 million of 2010 milestone payments from Pfizer, the $1.0 million patent sale to AGTC, and a $315,000 increase in reimbursed research and development costs, partially offset by a $3.7 million decrease in amortization of the initial upfront payment from Pfizer which became fully amortized during the third quarter of 2009 as well as a $707,000 decrease in Pfizer research and development funding.

Research and Development Expense

Research and development expense decreased by $4.8 million, or 27%, to $13.2 million for the year ended December 31, 2010 from $18.1 million for the year ended December 31, 2009. This decrease was due to a decrease of $3.1 million in expenses associated with our asthma program, which has been discontinued; the implementation of a variety of cost reduction measures, including a decrease of $1.2 million in salary and benefits expense, a decrease of $254,000 in laboratory supplies expense, a decrease of $149,000 in expense related to pharmacology studies and a decrease of $111,000 related to software license expense; a decrease of $397,000 in expense associated with our epilepsy and pain program due to the timing of the conduct of the studies in this program; and a decrease of $189,000 in equity compensation expense. This decrease was partially offset by an increase of $380,000 in license fee expense and an increase of $136,000 in building rental and maintenance expense.

General and Administrative Expense

General and administrative expense remained stable at $4.3 million for the years ended December 31, 2010 and 2009. During the year ended December 31, 2010 as compared to the year ended December 31, 2009, there was a decrease of $182,000 in restructuring charges and a decrease of $169,000 in salary and benefits expense, which were offset by an increase of $244,000 in legal expense and an increase of $128,000 in accounting expense.

Interest Income, Interest Expense and Other Income

Interest income increased $10,000, or 28%, to $46,000 for the year ended December 31, 2010 from $36,000 for the year ended December 31, 2009. The increase in interest income was attributable to higher interest rates earned during the year.

Interest expense decreased $72,000, or 42%, to $101,000 for the year ended December 31, 2010 from $173,000 for the year ended December 31, 2009. The decrease in interest expense was attributable to a lower average debt balance.

Other income for the year ended December 31, 2010 was $733,000 as compared to $0 for the year ended December 31, 2009. The 2010 other income represents the federal funds awarded and received during the year for the Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010.

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

General and Administrative Expense

General and administrative expense decreased by $1.5 million, or 25%, to $4.3 million for the year ended December 31, 2009 from $5.7 million for the year ended December 31, 2008. The decrease was due primarily to the implementation of a variety of cost reduction measures, including a decrease of $411,000 related to business development expense, a decrease of $270,000 in salary and benefits expense, a decrease of $159,000 in accounting expense, a decrease of $144,000 in legal expense, a decrease of $123,000 in board of directors expense and a decrease of $90,000 in travel expense; a decrease of $452,000 in equity compensation expense; and a decrease in the aggregate of $141,000 related to building rental and maintenance expense and miscellaneous expense. This decrease was partially offset by an increase of $154,000 in insurance expense and $182,000 in restructuring charges.

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

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $12.0 million. In order to conserve capital, during 2009 and 2010 we implemented reductions of our workforce and other cost reduction measures. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; lease, debt and other obligations; and capital expenditure requirements at least for the next twelve months. We will need additional funds to meet our obligations and fund operations beyond that time. The conduct of additional clinical studies of ICA-105665 will also be dependent upon the availability of additional capital, the receipt of additional milestones from our existing collaboration or the formation of one or more new collaborations. We have renewed our research collaboration with Pfizer through December 2011. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities, we do not currently have any commitments for future external funding.

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

On December 10, 2010, we entered into a sales agreement with MLV, pursuant to which we were able to sell shares of our common stock, $0.001 par value per share, from time to time through MLV. Also on December 10, 2010, we filed a prospectus supplement with the Securities and Exchange Commission in connection with the offering of shares of common stock having an aggregate offering price of up to $2,600,000. We sold 334,000 shares of common stock under this Agreement during December 2010, resulting in net proceeds of $529,000.

In August 2007, we entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid us an initial upfront license fee of $12.0 million. In addition to the upfront license fee, Pfizer provided us with research and development funding over a two-year research period pursuant to the agreement. Pfizer is obligated to make payments to us upon achievement of specified research, development, regulatory and commercialization milestones of up to $359.0 million for each drug candidate developed. We are also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. The research term of this collaboration has been renewed and extended twice, most recently through December 2011.

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

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. From inception through December 31, 2010, we have raised net proceeds of $152.0 million from our IPO, public and private equity financings and the exercise of stock options and warrants. From inception through December 31, 2010, we have also received $107.0 million in license fees, milestone payments and research and development funding, $8.9 million in proceeds from equipment debt financing and capital leases and $12.3 million in interest income. To date, inflation has not had a material effect on our business.

Cash Flows

At December 31, 2010, our cash and cash equivalents were $12.0 million as compared to $18.1 million at December 31, 2009. Our cash and cash equivalents are highly liquid investments with a maturity of one year or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Net cash used in operating activities was $5.7 million for the year ended December 31, 2010. This reflects a net loss of approximately $6.4 million, an increase of $623,000 in accounts receivable, a decrease of $615,000 in accounts payable and accrued expenses and a decrease of $342,000 in deferred revenue. These amounts were partially offset by $1.0 million of non-cash expenses related to stock-based compensation, $758,000 of non-cash expenses related to depreciation and amortization of property and equipment and a decrease of $398,000 in prepaid expense and other current and non-current assets.

Net cash used in investing activities in the year ended December 31, 2010 was $211,000 and consisted of purchases of property and equipment.

Net cash used in financing activities during the year ended December 31, 2010 was $200,000 and consisted of $515,000 in principal repayments related to our equipment debt financing and $115,000 of payment of payroll taxes upon vesting of restricted stock, partially offset by $423,000 in net proceeds from the sale of our common stock.

At December 31, 2009, our cash and cash equivalents were $18.1 million as compared to $34.2 million at December 31, 2008. Our cash and cash equivalents are highly liquid investments with a maturity of one year or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

Net cash used in operating activities was $15.4 million for the year ended December 31, 2009. This reflects a net loss of approximately $12.8 million, a decrease of approximately $4.1 million in deferred revenue and a decrease of $604,000 in accounts payable and accrued expenses. These amounts were partially offset by $1.3 million of non-cash expenses related to stock-based compensation and $811,000 of non-cash expenses related to depreciation and amortization of property and equipment.

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

Contractual Obligations

Our long-term commitments under operating leases consist of payments relating to our leases of laboratory and office space as well as of office equipment. These leases expire over the period from 2011 to 2012. Our long-term commitments under equipment debt financing consist of payments relating to financing arrangements used primarily for the purchase of laboratory equipment.

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

Other contractual obligations as of December 31, 2010 consisted of $174,000 related to commitments for contract research services for preclinical research and other commitments.

We provide a severance arrangement for our executive officers and certain other employees, which includes salary and bonus continuance and continued health benefits (or payment of the amount equal to premiums that we were paying for such benefits) and which is triggered under certain circumstances. At December 31, 2010, we had a remaining obligation of $56,000 related to these arrangements as a result of a workforce reduction which was implemented in 2010. At December 31, 2010, the aggregate amount of potential future obligations under these arrangements was $3.4 million.

The following table summarizes as of December 31, 2010 our contractual obligations for operating leases, equipment debt financing principal and interest payments, annual technology license maintenance fees (including minimum annual royalties if applicable) and other contractual obligations. Because potential obligations under our severance arrangements are contingent, they are not included in the table below. This table should be read in conjunction with the notes accompanying our financial statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due By Period
	Total	2011	2012	2013	2014	2015	2016 and Thereafter
	(in thousands)
Operating leases	$705	$498	$199	$8	$—	$—	$—
Equipment debt financing	520	386	134	—	—	—	—
Annual technology license maintenance fees	199	43	43	26	22	17	48
Other contractual obligations	174	174	—	—	—	—	—

Total	$1,597	$1,101	$376	$34	$22	$17	$48

Funding Requirements

In order to conserve capital, during 2009 and 2010 we implemented reductions of our workforce and other cost reduction measures. We believe based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses; our debt, lease and other obligations; and our capital expenditure requirements for at least the next twelve months. We will need additional funds to meet our obligations and fund our operations beyond this time. The conduct of additional clinical studies of ICA-105665 will also be dependent upon the availability of additional capital, the receipt of additional milestones from our existing collaboration or the formation of one or more new collaborations. We have renewed our research collaboration with Pfizer through December 2011. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities, we do not currently have any commitments for future external funding.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued accounting standards update, or ASU, No. 2010-17, Revenue Recognition (Topic 605)—Milestone Method of Revenue Recognition: a consensus of the FASB Emerging Issues Task Force, or ASU 2010-17. ASU 2010-17 amends ASC 605-28 and establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. We are currently evaluating the potential impact of ASU 2010-17 on our financial statements.

In October 2009, the FASB issued accounting standards update ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, if

VSOE is unavailable, and estimated selling price if neither VSOE nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. We are currently evaluating the potential impact of ASU 2009-13 on our financial statements.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes In Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in the proxy statement for our 2011 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our 2011 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this Annual Report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained in the proxy statement for our 2011 annual meeting of stockholders under the caption “Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is contained in the proxy statement for our 2011 annual meeting of stockholders under the captions “Compensation of our Directors and Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our 2011 annual meeting of stockholders under the caption “Information About our Directors, Officers and 5% Stockholders—Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our 2011 annual meeting of stockholders under the caption “Compensation of our Directors and Executive Officers—Securities Authorized for Issuance Under our Equity Compensation Plans” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our 2011 annual meeting of stockholders under the captions “Certain Relationships and Transactions with Related Persons” and “Compensation of our Directors and Executive Officers” and is incorporated in this Annual Report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our 2011 annual meeting of stockholders under the caption “Corporate Governance” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our 2011 annual meeting of stockholders under the caption “Proposal 2—Ratification of the Appointment of Auditors” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index to Financial Statements

The following financial statements of Icagen, Inc. are included in this report immediately following the signature page:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets at December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010, 2009 and 2008

•	Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

•	Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Notes to the Financial Statements

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

Date: March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ P. KAY WAGONER, PH.D. P. Kay Wagoner, Ph.D.	Director, Chief Executive Officer and President (Principal Executive Officer)	March 9, 2011

/S/ RICHARD D. KATZ, M.D. Richard D. Katz, M.D.	Executive Vice President, Finance and Corporate Development and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2011

/S/ ANDRÉ L. LAMOTTE, SC.D. André L. Lamotte, Sc.D.	Director	March 9, 2011

/S/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 9, 2011

/S/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director	March 9, 2011

Dennis B. Gillings, Ph.D.	Director	March 9, 2011

/S/ RICHARD G. MORRISON, PH.D. Richard G. Morrison, Ph.D.	Director	March 9, 2011

/S/ MARTIN A. SIMONETTI Martin A. Simonetti	Director	March 9, 2011

/S/ ADEOYE Y. OLUKOTUN, M.D. Adeoye Y. Olukotun, M.D.	Director	March 9, 2011

ICAGEN, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Icagen, Inc.

We have audited the accompanying balance sheets of Icagen, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icagen, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 9, 2011

Icagen, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$12,034	$18,149
Accounts receivable	647	24
Prepaid expenses and other	243	641

Total current assets	12,924	18,814
Property and equipment, net	1,286	1,837
Technology licenses and related costs, net of accumulated amortization of $405 and $394 as of December 31, 2010 and 2009, respectively	224	336
Deposits and other	105	105

Total assets	$14,539	$21,092

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$726	$1,085
Accrued expenses	383	639
Current portion of deferred revenue	1,015	1,357
Current portion of equipment debt financing	328	493

Total current liabilities	2,452	3,574
Equipment debt financing, less current portion	128	478
Other non-current liabilities	294	341

Total liabilities	2,874	4,393
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 18,750,000 shares authorized at December 31, 2010 and 15,000,000 authorized at December 31, 2009; 6,326,441 and 5,921,901 shares issued and outstanding at December 31, 2010 and 2009, respectively	6	6
Additional paid-in capital	157,226	155,902
Accumulated deficit	(145,567)	(139,209)

Total stockholders’ equity	11,665	16,699

Total liabilities and stockholders’ equity	$14,539	$21,092

See accompanying notes.

Icagen, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2010	2009	2008
Collaborative research and development revenues:
Research and development fees	$9,926	$9,342	$11,711
Reimbursed research and development costs	606	291	580

Total collaborative research and development revenues	10,532	9,633	12,291
Operating expenses:
Research and development	13,243	18,063	22,140
General and administrative	4,329	4,290	5,748

Total operating expenses	17,572	22,353	27,888

Loss from operations	(7,040)	(12,720)	(15,597)
Other income (expense):
Interest income	46	36	972
Interest expense	(101)	(173)	(190)
Other income	733	—	—

Total other income (expense), net	678	(137)	782

Loss before income taxes	(6,362)	(12,857)	(14,815)
Income tax benefits	(4)	(88)	—

Net loss	$(6,358)	$(12,769)	$(14,815)

Basic and diluted net loss per share	$(1.06)	$(2.17)	$(2.57)

Weighted average common shares outstanding—basic and diluted	5,970,095	5,883,095	5,770,987

See accompanying notes.

Icagen, Inc.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at December 31, 2007	5,108,827	$5	$142,304	$(111,625)	$30,684
Issuance of common stock to Pfizer, net of issuance costs	730,994	1	9,993	—	9,994
Issuance of restricted stock	12,600	—	(38)	—	(38)
Exercise of options and warrants for 10,902 common shares	10,902	—	59	—	59
Stock-based compensation expense	—	—	2,228	—	2,228
Net loss	—	—	—	(14,815)	(14,815)

Balance at December 31, 2008	5,863,323	6	154,546	(126,440)	28,112
Issuance of restricted stock	37,635	—	(25)	—	(25)
Exercise of options and warrants for 20,943 common shares	20,943	—	100	—	100
Stock-based compensation expense	—	—	1,281	—	1,281
Net loss	—	—	—	(12,769)	(12,769)

Balance at December 31, 2009	5,921,901	6	155,902	(139,209)	16,699
Issuance of common stock, net of issuance costs	333,771	—	423	—	423
Issuance of restricted stock	69,644	—	(115)	—	(115)
Exercise of options for 1,125 common shares	1,125	—	7	—	7
Stock-based compensation expense	—	—	1,009	—	1,009
Net loss	—	—	—	(6,358)	(6,358)

Balance at December 31, 2010	6,326,441	$6	$157,226	$(145,567)	$11,665

See accompanying notes.

Icagen, Inc.

Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(6,358)	$(12,769)	$(14,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	758	811	790
Amortization of technology licenses and related costs	36	38	47
Stock-based compensation	1,009	1,281	2,228
Loss on the disposal of equipment	4	4	—
Write-off of technology licenses and related costs	76	18	26
Changes in operating assets and liabilities:
Accounts receivable	(623)	(10)	39
Prepaid expenses and other current and non-current assets	398	(73)	217
Accounts payable and accrued expenses	(615)	(604)	(1,171)
Other liabilities	(47)	(32)	311
Deferred revenue	(342)	(4,077)	(5,651)

Net cash used in operating activities	(5,704)	(15,413)	(17,979)

Investing activities
Acquisition of property and equipment	(211)	(66)	(1,640)

Net cash used in investing activities	(211)	(66)	(1,640)

Financing activities
Proceeds from sale of common stock and warrants, net of stock issuance costs	423	—	9,994
Proceeds from equipment debt financing	—	—	1,021
Payment of payroll taxes upon vesting of restricted stock	(115)	(25)	(38)
Payments on equipment debt financing	(515)	(662)	(715)
Proceeds from exercise of warrants and stock options	7	100	59

Net cash (used in) provided by financing activities	(200)	(587)	10,321

(Decrease) in cash and cash equivalents	(6,115)	(16,066)	(9,298)
Cash and cash equivalents at beginning of year	18,149	34,215	43,513

Cash and cash equivalents at end of year	$12,034	$18,149	$34,215

Supplemental disclosure of cash flow information
Cash paid for interest	$105	$170	$184

See accompanying notes.

Icagen, Inc.

Notes to Financial Statements

December 31, 2010

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

Basis of Presentation, Liquidity and Management’s Plans

On September 21, 2010, Icagen amended its certificate of incorporation in order to effect a previously announced one-for-eight reverse split of its outstanding common stock and to fix on a post-split basis the number of authorized shares of its common stock at 18,750,000. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 5:00 p.m. on September 21, 2010 was automatically changed into one-eighth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 47.7 million shares to approximately 5.9 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of eight to reflect the reverse split. The reverse split was accounted for retroactively and reflected in our common stock, warrant, stock options and restricted stock unit activity as of and during the years ended December 31, 2010, 2009 and 2008. All numbers and amounts included herein have been adjusted retroactively to reflect the September 21, 2010 one-for-eight reverse stock split.

In order to conserve capital, over the past 21 months the Company has reduced its workforce by approximately 45% and has implemented a number of other cost reduction measures. The Company believes that based on its current operating plan, its existing cash and cash equivalents will be sufficient to enable it to fund its operations; lease, debt and other obligations; and capital expenditure requirements for at least the next 12 months. The Company will need additional funds to meet its obligations and fund operations beyond that time. The Company has not included in this analysis any additional revenue from potential milestone payments that it may in the future receive from Pfizer or any additional cost reduction measures which it may undertake that may further extend this timeline. Except for collaboration revenue it expects to receive from Pfizer as funding for research and development activities through 2011, the Company does not currently have any commitments for future external funding.

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

At Market Issuance Sales Agreement

On December 10, 2010, the Company entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC, pursuant to which the Company may issue and sell shares of its common stock, $0.001 par value per share, from time to time through MLV. Also on December 10, 2010, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering of shares of common stock having an aggregate offering price of up to $2,600,000. The Company sold 334,000 shares of common stock under this Agreement during December 2010, resulting in net proceeds of $529,000.

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

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related program, such as the initiation or completion of clinical trials, filing for approval with regulatory agencies, receipt of approvals by regulatory agencies and the achievement of commercial milestones. Revenues from milestone payments may be considered separable from funding for research and development services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, these payments are recognized as revenue if and when the performance milestone is achieved if they represent a separate earnings process as described in ASC 605.

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

In connection with the Company’s research and development collaboration with Pfizer, revenues are recognized from non-refundable upfront license fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. With respect to the Company’s collaboration with Pfizer, this period is the initial term of the research phase of the collaboration.

Revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with the Company’s collaboration with Pfizer are recorded in compliance with ASC 605 (formerly EITF Issue 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent, and ASC 605 (formerly EITF Issue 01-14), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. According to the criteria established by these EITF issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values at December 31, 2010 and 2009 based on the liquidity of these financial instruments or their short term nature. The carrying value of equipment debt financing approximates fair values at December 31, 2010 and 2009 based on the market interest rates available to the Company for debt of similar risk and maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of the following as of (in thousands):

	December 31,
	2010	2009
Cash	$237	$257
Money market funds and short term United States government obligations	11,797	17,892

Total	$12,034	$18,149

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment and furniture and fixtures is computed using the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the assets beginning when the assets are placed in service. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the remaining lease terms, including renewal options if applicable. Depreciation and amortization recorded on property and equipment totaled $758,000, $811,000 and $790,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

During the years ended December 31, 2010, 2009 and 2008, the Company recorded amortization of technology licenses and related costs of $36,000, $38,000 and $47,000, respectively. The weighted average remaining amortization period of all technology licenses is 7.5 years. The Company estimates that future amortization of its technology licenses and related costs as of December 31, 2010 will be approximately $31,500 for each of the four years in the period ended December 31, 2014, $23,000 for the year ended December 31, 2015 and an aggregate of $76,000 thereafter.

During 2010, 2009 and 2008, the Company identified certain technology licenses that no longer met its strategic objectives, which were determined to be unrecoverable and for which the Company had no alternative future uses. Accordingly, the Company recorded impairment losses for such agreements at the time of determination totaling $76,000, $18,000 and $26,000, respectively for the years ended December 31, 2010, 2009 and 2008. These impairment losses are reflected as a component of research and development expense in the statements of operations.

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

Accrued Expenses

The Company records all expenses in the period incurred. In addition to recording expenses for invoices received, the Company estimates the cost of services provided by third parties or materials purchased for which no invoices have been received as of each balance sheet date. Accrued expenses as of December 31, 2010 and 2009 consist primarily of development and clinical trial expenses payable to contract research organizations in connection with the Company’s research and development programs and the restructuring reserve.

Significant Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in accounts with three major financial institutions in the United States. Substantially all deposits in these institutions exceeded the amount of FDIC insurance provided on such deposits at December 31, 2010 and 2009. Concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the strong financial position of the Company’s collaborator.

The Company operates in a single industry and is engaged in discovering drugs that may lead to treatments for disabling and life-threatening diseases. Collaborative research revenues from the Company’s collaboration partner representing 10% or more of total collaborative research revenues are as follows:

	Years ended December 31,
	2010	2009	2008
Pfizer	91%	100%	100%

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

	Years ended December 31,
	2010	2009	2008
Outstanding common stock options	741,730	696,468	704,564
Restricted stock units	195,902	242,383	73,274
Outstanding warrants	652,365	652,365	652,365

Total	1,589,997	1,591,216	1,430,203

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“ FASB”) issued accounting standards update (“ASU”) No. 2010-17, Revenue Recognition (Topic 605)—Milestone Method of Revenue Recognition: a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”). ASU 2010-17 amends ASC 605-28 and establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2010-17 on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, if VSOE is unavailable, and estimated selling price if neither VSOE nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company is currently evaluating the potential impact of ASU 2009-13 on the Company’s financial statements.

2. Collaborations

The Company has entered into research collaboration agreements to extend the Company’s ion channel drug discovery technology into additional therapeutic areas and to benefit from the research, development and commercialization capabilities of the Company’s collaborators, as well as to augment the Company’s financial resources. A non-refundable upfront license fee was paid by each collaborator for rights to certain of the Company’s technology. These collaborative research agreements also provide for periodic payments to support the research phase of such programs and payments upon completion of specified research, development, regulatory and commercial milestones. The Company may also receive reimbursement for certain research costs and royalty payments under the Company’s existing agreement based on specified percentages of net product sales, if any. As of December 31, 2010, the Company had one collaboration with Pfizer.

Pfizer

On August 13, 2007, the Company entered into a collaborative research and license agreement with Pfizer for the discovery, development, manufacture and commercialization of compounds and products that modulate three specific sodium ion channels as new potential treatments for pain and related disorders. Pursuant to the collaboration arrangement, Pfizer paid the Company an initial upfront license fee of $12.0 million. The Company recognized this payment from Pfizer as revenue in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature. Specifically, the $12.0 million upfront license payment was recorded as deferred revenue, which was amortized to revenue over the two-year life of the initial research term. In September 2009, the research term was extended for one year through September 30, 2010 and in September 2010, the research term was extended through December 31, 2011. In addition to the upfront license fee, Pfizer is providing the Company with research and development funding over the research period pursuant to the agreement. The research term may be extended upon mutual agreement of Pfizer and the Company. Additionally, Pfizer is obligated to make payments to the Company upon achievement of specified research, development, regulatory and commercialization milestones of $359.0 million for each drug candidate developed. During the year ended December 31, 2010, the Company received $4.0 million of milestone payments from Pfizer. These payments were recorded as revenue in 2010. The Company is also eligible to receive tiered royalties, against which Pfizer may credit any commercialization milestones, based on specified percentages of net product sales. The Company recognized $9.5 million, $9.6 million and $12.3 million of revenue related to the Pfizer collaboration agreement for the years ended December 31, 2010, 2009 and 2008, respectively.

In connection with the collaborative research and license agreement with Pfizer, on August 13, 2007, the Company also entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of the Company’s common stock. In a first closing of the transaction on August 20, 2007, the Company sold 336,021 shares of common stock to Pfizer at a price of $14.88 per share, which was the closing bid price of the common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to the Company of approximately $5.0 million. In the second closing of the transaction on February 13, 2008, the Company sold 730,994 shares of common stock to Pfizer at a price of $13.68 per share, which was the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of the Company’s exercise of its put option to sell the shares, resulting in gross proceeds to the Company of approximately $10.0 million.

On March 14, 2008, together with Pfizer, the Company entered into a collaboration with the laboratory of Professor B. A. Wallace at Birkbeck College, University of London, to study the structural biology of sodium channels. This three party relationship was created to support the previously established collaboration between Icagen and Pfizer for the discovery of compounds which modulate specific sodium ion channels as potential new treatments for pain and related disorders. In connection with the Birkbeck collaboration, the Company also entered into a supplemental agreement with Pfizer that required Pfizer to reimburse the Company for certain equipment to be used in the collaboration as well as pay the Company for additional research and development services over a two year term. The Company also contributed services to the collaboration and recognized these payments from Pfizer as revenue ratably over the term of the collaboration in accordance with SAB 104, ASC 605 (formerly EITF 00-21) and other relevant accounting literature.

3. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2010	2009
Equipment	$8,628	$8,632
Leasehold improvements	1,671	1,729
Furniture and fixtures	368	373

	10,667	10,734
Less: accumulated depreciation and amortization	(9,381)	(8,897)

Property and equipment, net	$1,286	$1,837

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Accrued development and clinical trial expenses	$109	$247
Restructuring reserve	177	223
Other accrued expenses	97	169

Total accrued expenses	$383	$639

5. Commitments and Contingencies

The Company’s obligations consist of equipment debt financing, noncancelable operating leases, technology licenses, employment arrangements and other contractual obligations.

Equipment Debt Financing

In July 1999, the Company entered into an equipment financing agreement with Oxford Finance Corporation, which was subsequently amended to provide for the acquisition of up to $3.7 million in equipment and other fixed assets. The financing agreement carries an interest rate indexed to the average yields on four-year U.S. Treasury Notes, as published by the Dow Jones Telerate Access Service plus an applicable spread, and requires repayment of principal and interest over 36 to 48 months with a final maturity of 2012. The applicable interest rates through December 31, 2010 ranged from 12.66% to 13.11%. This financing is structured as individual equipment notes, secured by the assets financed under such notes, and does not allow additional asset purchases under this financing beyond December 2008.

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

As of December 31, 2010 and 2009, approximately $456,000 and $971,000 of the equipment debt financing notes were outstanding, respectively. Total equipment with a net carrying value of $599,000 collaterizes the outstanding equipment debt financing balance at December 31, 2010.

Property and equipment includes the following amounts financed through equipment debt financing (in thousands):

	December 31,
	2010	2009
Equipment, furniture and fixtures	$1,576	$1,841
Less: accumulated depreciation	(977)	(857)

	$599	$984

As of December 31, 2010, future annual principal payments under equipment debt financing consist of the following for the years ending December 31 (in thousands):

2011	$328
2012	128

Total	456
Current portion of equipment debt financing	(328)

Equipment debt financing, less current portion	$128

Noncancelable Operating Leases

The Company leases certain office equipment under noncancelable operating leases expiring in 2013. The Company leases its facilities under various noncancelable operating leases that expire from 2011 through 2012. One of the Company’s facility leases is subject to voluntary renewal options and included a $260,000 tenant improvement allowance and another of the Company’s facility leases included three months rent abatement. The terms of the facility leases provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. Minimum rent payments, net of rent abatement and allowances, under operating leases are recognized on a straight line basis over the term of the lease, including renewal options if applicable. At December 31, 2010, the Company had provided one of its lessors with an irrevocable letter of credit with a balance of $100,000 during the lease term. This letter of credit is secured by a cash deposit, which is included in deposits and other in the accompanying balance sheets.

As of December 31, 2010, future annual minimum payments under noncancelable operating leases with terms in excess of one year consist of the following for the years ending December 31 (in thousands):

2011	$498
2012	199
2013	8

Total minimum lease payments	$705

Rental expense associated with operating leases was $677,000, $706,000 and $690,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Technology Licenses

The Company is a party to a number of license agreements, primarily with academic institutions, under which it licenses patents, patent applications and other intellectual property for which the Company paid upfront license fees. The duration of these agreements varies from 10 years to the expiration date of the last-to-expire patent, and the Company has the option to renew some of these agreements at the end of their terms. The Company’s technology license agreements are generally terminable by the Company upon short notice. Under certain conditions, the Company can grant sublicenses for which the licensors receive a fee. Some of these licenses require annual maintenance fees and periodic payments upon the achievement of specified development and regulatory milestones. The Company is obligated to pay specified royalties for licensed and sublicensed product sales or specified percentages of income received from sublicenses, and in some cases minimum annual royalties. As of December 31, 2010, $100,000 was due to a licensor as a result of achieving regulatory milestones. As of December 31, 2009, there were no milestone payments or royalties due under these technology license agreements.

As of December 31, 2010, future annual license maintenance fees under the Company’s technology license agreements consist of the following for the years ending December 31 (in thousands):

2011	$43
2012	43
2013	26
2014	22
2015	17
2016 through 2024	48

Total	$199

The aggregate amount of the annual maintenance and royalty fees under these technology license agreements was $438,000, $46,000 and $111,000 in 2010, 2009 and 2008, respectively.

Employment Arrangements

The Company provides a severance arrangement for its executive officers and certain employees, which includes salary and bonus continuance and continued health benefits. At December 31, 2010, the Company had a remaining obligation of $56,000 related to these arrangements as a result of a workforce reduction which was implemented in 2010. At December 31, 2009, the Company had a remaining obligation of $164,000 related to these arrangements as a result of a workforce reduction which was implemented in 2009. At December 31, 2010, the aggregate amount of potential future obligations under these arrangements was $3.4 million.

Restructuring

During 2010 and 2009, the Company implemented a number of cost savings measures, including workforce reductions, in order to conserve cash. The Company recorded restructuring charges of approximately $305,000 and $469,000 for the years ended December 31, 2010 and 2009, respectively, related to termination benefits. The restructuring charges are included as a component of both research and development and general and administrative expense in the statement of operations. The restructuring costs are being accounted for pursuant to ASC 420 (formerly “SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes the activity in the restructuring accrual for the years ended December 31, 2010 and 2009:

	Balance at December 31, 2008	Charges	Payments	Balance at December 31, 2009
Severance Costs	$—	$469	$(246)	$223

Total	$—	$469	$(246)	$223

	Balance at December 31, 2009	Charges	Payments	Balance at December 31, 2010
Severance Costs	$223	$305	$(350)	$178

Total	$223	$305	$(350)	$178

Other Contractual Obligations

Other contractual obligations as of December 31, 2010 consisted of $174,000 related to commitments for contract research services for preclinical research and other commitments.

6. Stockholders’ Equity

Capital Structure

On September 21, 2010, the Company amended its certificate of incorporation in order to effect a previously announced one-for-eight reverse split of its outstanding common stock and to fix on a post-split basis the number of authorized shares of its common stock at 18,750,000. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 5:00 p.m. on September 21, 2010 was automatically changed into one-eighth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 47.7 million shares to approximately 5.9 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of eight to reflect the reverse split. The reverse split was accounted for retroactively and reflected in the Company’s common stock, warrant, stock options and restricted stock unit activity as of and during the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, the Company was authorized to issue up to 18,750,000 shares of $0.001 par value common stock and 1,250,000 shares of $0.001 par value preferred stock in one or more series. As of December 31, 2009, the Company was authorized to issue up to 15,000,000 shares of $0.001 par value common stock and 1,250,000 shares of $0.001 par value preferred stock in one or more series.

Common Stock

On December 10, 2010, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company may issue and sell shares of its common stock, $0.001 par value per share, from time to time through MLV (the “Offering”). Also on December 10, 2010, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering of shares of common stock having an aggregate offering price of up to $2,600,000. The Company sold 334,000 shares of common stock under this Agreement during December 2010, resulting in net proceeds of $529,000.

In connection with the collaborative research and license agreement with Pfizer, on August 13, 2007, the Company entered into a purchase agreement with Pfizer to sell to Pfizer up to $15.0 million of the Company’s common stock. In the first closing of the transaction on August 20, 2007, the Company sold 336,021 shares of common stock to Pfizer at a price of $14.88 per share, which was the closing bid price of the common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the execution of the purchase agreement, resulting in gross proceeds to the Company of approximately $5.0 million. In the second closing of the transaction on February 13, 2008, the Company sold 730,994 shares of common stock to Pfizer at a price of $13.68 per share, which was the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market as of 4:00 p.m. Eastern time on the business day preceding the date of the Company’s exercise of its put option to sell the shares, resulting in gross proceeds to the Company of approximately $10.0 million.

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

As of December 31, 2010 and 2009, the Company had a total of 6,326,441 and 5,921,901 shares of common stock outstanding, respectively.

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

The rights issued under the stockholder rights plan will automatically trade with the underlying common stock and will initially not be exercisable. If a person acquires or commences a tender offer for 15% (or in the case of Pfizer, which currently owns approximately 15% of the Company’s common stock, 20%) or more of the Company’s common stock in a transaction that was not approved by the Company’s Board of Directors, each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of common stock for the $7.50 exercise price. If the Company is involved in a merger or other transaction with another company that is not approved by its Board of Directors, in which the Company is not the surviving corporation or which transfers more than 50% of its assets to another company, then each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of the acquiring company’s common stock for the $7.50 exercise price.

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

Warrants

In connection with the Company’s private placement completed on February 6, 2007, the Company issued warrants to purchase an aggregate of 674,782 shares of common stock with an exercise price of $11.60 per share. These warrants may be exercised for cash or on a cashless basis and expire in February 2012. At December 31, 2010 and 2009, there were warrants to purchase 652,365 shares of common stock outstanding.

Common Stock Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

December 31, 2010
Outstanding stock options	676,969
Outstanding restricted stock units	127,510
Outstanding warrants	652,365
Possible future issuance under the 2004 equity compensation plan	352,973

Total shares reserved	1,809,817

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

In February 2004, the Board of Directors adopted and on May 19, 2004, the stockholders approved, the 2004 Stock Incentive Plan (the “2004 Plan”), which became effective on February 3, 2005, the date on which the Company’s registration statement for its IPO was declared effective. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon effectiveness of the 2004 Plan, the number of shares of common stock reserved for issuance under the 2004 Plan was 385,111 shares. The 2004 Plan also contains a provision that allows for an automatic annual increase in the number of shares authorized under the 2004 Plan, beginning in 2006, subject to certain limitations specified in the 2004 Plan. On June 26, 2007, the 2004 plan was amended to increase the number of shares reserved for issuance under the plan from 393,750 to 768,750.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock price and the volatility of the common stock prices of other comparable companies in the biotechnology industry. The Company uses historical data to estimate option exercises and forfeitures used in the model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company analyzed separate groups of employees with similar exercise behavior to determine the expected term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2010, the Company had 676,969 options outstanding with a weighted average exercise price of $15.28, and 127,510 restricted stock units outstanding. Remaining compensation expense as of December 31, 2010 to be recognized on these options and restricted stock units through December 2014 is approximately $782,000 and $517,000, respectively. The weighted-average period of time over which these costs will be recognized for stock options and restricted stock units is 2.8 and 1.7 years, respectively. As of December 31, 2010, the Company had 563,730 options exercisable with a weighted average exercise price of $16.83. As of December 31, 2010, the Company had 670,773 options vested and expected to vest with a weighted average exercise price of $15.36. The weighted-average remaining contractual terms of the exercisable options and options vested and expected to vest at December 31, 2010 is 3.5 and 4.2 years, respectively. The aggregate intrinsic value of exercisable options and options vested and expected to vest at December 31, 2010 was $0.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2010	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.8%	3.2%	3.3%
Expected volatility	112.0%	100.0%	100.0%
Expected life (in years)	6.1	7.0	5.7
Estimated weighted average grant date fair value per share of options granted	$5.42	$2.80	$9.52

The following table summarizes activity related to stock options and restricted stock units as of December 31, 2010, and changes during the year then ended:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding
Balance at December 31, 2009	320,866	635,372	$17.64	213,598
Authorized	125,000	—	—	—
Granted	(219,977)	167,087	6.41	52,890
Exercised/Released	—	(1,125)	6.00	(90,437)
Forfeited/Cancelled	127,084	(124,365)	15.52	(48,541)

Balance at December 31, 2010	352,973	676,969	$15.28	127,510

Selected information regarding stock options as of December 31, 2010 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00 – $6.00	23,505	8.1	$3.92	23,505	$3.92
6.01 – 7.00	247,693	7.0	6.75	151,991	6.88
7.01 – 8.00	38,033	3.2	7.21	38,033	7.21
8.01 – 10.00	32,805	4.1	8.64	32,526	8.64
10.01 – 15.00	87,500	2.2	12.10	74,741	12.07
15.01 – 20.00	154,487	1.4	16.89	149,988	16.91
20.01 – 40.00	46,175	3.4	39.55	46,175	39.55
40.01 – 60.00	37,845	3.1	50.83	37,845	50.83
60.01 – 73.00	8,926	1.5	67.73	8,926	67.73

$3.00 – $73.00	676,969	4.3	$15.28	563,730	$16.83

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1,000, $39,000 and $76,000, respectively. The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $471,000, $631,000 and $1.6 million, respectively.

At December 31, 2010 and 2009, 563,730 and 578,937 of the Company’s outstanding options were exercisable, respectively.

8. Related Party Transactions

At December 31, 2010 and 2009, Pfizer held 1,067,015 shares of the Company’s common stock. Total revenues from Pfizer totaled approximately $9.5 million, $9.6 million and $12.3 million in 2010, 2009 and 2008, respectively, including $4.0 million of milestone revenue that was recognized in 2010 and partial recognition of a non-refundable upfront license fee of $12.0 million in 2009 and 2008 that was recognized as revenue ratably over the initial two-year research term of the Company’s collaboration agreement with Pfizer. Amounts included in accounts receivable from Pfizer totaled $401,000 and $20,000 at December 31, 2010 and 2009, respectively.

The Company incurred expense of $0, $771,000 and $658,000 from Quintiles Transnational Corp. for development and clinical trial services in 2010, 2009 and 2008, respectively. Quintiles Transnational Corp. is an affiliate of one of the Company’s stockholders, and the chairman of the board and chief executive officer of Quintiles Transnational Corp. is a stockholder and a member of the Company’s Board of Directors. The amounts paid to Quintiles Transnational Corp. are included in research and development expense on the statements of operations. Amounts included in accounts payable related to these services totaled $0 and $68,000 at December 31, 2010 and 2009, respectively.

9. Income Taxes

A reconciliation of the Company’s income tax benefit at the federal statutory rate to actual income tax benefit is as follows (in thousands):

	2010	2009	2008
Income tax benefit at federal statutory rate	$(2,225)	$(4,469)	$(5,185)
State taxes, net of federal expense	(318)	(638)	(741)
Research and development credit	(595)	(406)	(434)
Orphan drug credit	—	—	5,887
Stock compensation	641	495	641
Other, net	28	(1,233)	(616)
Change in valuation allowance	2,465	6,163	448

Income tax benefit	$(4)	$(88)	$—

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations is as follows:

	2010	2009	2008
Federal statutory rate	(35.0)%	(35.0)%	35.0%
State tax rate, net of federal benefit	(5.0)%	(5.0)%	5.0%
Tax credits and non-deductible expenses	1.1%	(8.6)%	(41.2)%
Change in valuation allowance	38.8%	47.9%	1.2%

	(0.1)%	(0.7)%	0.0%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows as of December 31 (in thousands):

	2010	2009
Deferred tax assets:
Deferred revenue	$406	$543
Excess book depreciation	345	277
Stock-based compensation expense	1,409	1,325
Net operating loss carryforwards	54,136	51,378
Research and development credit carryforwards	3,656	3,964
Orphan drug credit carryforward	12,427	12,427
Alternative minimum tax credit	5	5

Total deferred tax assets	72,384	69,919
Less: valuation allowance for deferred tax assets	(72,384)	(69,919)

Net deferred tax assets	$—	$—

During 2010, the Company received a cash payment of $733,000 of federal government grants under the qualifying therapeutic discovery project program under §48D of the Internal Revenue Code. The program provided for $1.0 billion in federal subsidies in the form of a 50% investment tax credit or an elective 50% cash grant for certain expenses incurred during 2009 or 2010 with an individual taxpayer cap of $5.0 million. The program was oversubscribed and therefore the maximum grant for each certified application was approximately $244,000. The Company received $733,000 for its three certified applications and this amount was recorded as other income in the accompanying statement of operations.

During 2009, the Company received a cash payment of $88,000 from the U.S. Government relating to a refundable tax credit. This amount was recorded as an income tax benefit in the accompanying statement of operations.

At December 31, 2010 and 2009, the Company had net operating loss carryforwards of approximately $135.3 million and $128.4 million, respectively, and research and development credit carryforwards of approximately $3.7 million and $4.0 million, respectively, for income tax purposes that begin to expire in the year 2011. The Company’s orphan drug credit carryforwards of $12.4 million as of December 31, 2010 and 2009 for income tax purposes begin to expire in 2020. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards as the Company has determined that it is more likely than not that the deferred tax assets will not be realized.

Based on the number of shares of common and preferred stock issued, the Company has exceeded the limit allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards and tax credit carryforwards. Ownership changes subsequent to December 31, 2010 may reduce the availability of net operating losses to offset future taxable income.

During the year ended December 31, 2010, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $60,000. During the year ended December 31, 2009, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $72,000. During the year ended December 31, 2008, the Company recorded a decrease to its liability for unrecognized tax benefits of approximately $414,000. These liabilities are offset by the Company’s NOL carryforwards. Interest or penalties have not been accrued. If the tax benefit is ultimately recognized, there will be no impact to the Company’s effective tax rate as a result of the Company’s valuation allowance. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance, January 1, 2008	$1,712
Increases for tax positions taken during the current period	77
Decreases related to settlements	(491)

Balance, December 31, 2008	1,298
Increases for tax positions taken during the current period	72

Balance, December 31, 2009	1,370
Increases for tax positions taken during the current period	60

Balance, December 31, 2010	$1,430

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

10. Defined Contribution Benefit Plan

The Company has adopted a 401(k) plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1997. Participants may elect a salary reduction from 1% to 100% as a contribution to the 401(k) Plan subject to Internal Revenue Service limitations. The 401(k) Plan permits the Company to match these elective deferrals by a percentage determined on an annual basis. The Company matches 20% of participant’s contributions. The Company made matching contributions in the amount of $106,000, $119,000 and $136,000 in 2010, 2009 and 2008, respectively.

11. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations (in thousands, except share and per share amounts):

	Year ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research and development revenues	$1,461	$2,267	$4,541	$2,263
Loss from operations	(3,207)	(2,148)	(234)	(1,451)
Net loss	(3,232)	(2,163)	(239)	(724)
Basic and diluted net loss per share attributable to common stockholders	$(0.54)	$(0.36)	$(0.04)	$(0.12)
Weighted average common shares outstanding—basic and diluted	5,953,208	5,959,319	5,962,772	6,004,483

	Year ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Collaborative research and development revenues	$3,012	$3,008	$2,236	$1,377
Loss from operations	(3,573)	(2,337)	(3,471)	(3,339)
Net loss	(3,614)	(2,379)	(3,503)	(3,273)
Basic and diluted net loss per share attributable to common stockholders	$(0.62)	$(0.40)	$(0.60)	$(0.55)
Weighted average common shares outstanding—basic and diluted	5,872,321	5,875,306	5,885,484	5,898,960

In accordance with prescribed reporting requirements, the sum of per share losses by quarter may not equal loss per share for the full year due to the changes in average share calculations.

12. Subsequent Events

During the period from January 1 through January 18, 2011, the Company sold an additional 951,000 shares of common stock under its Agreement with MLV resulting in net proceeds of approximately $1.7 million. On January 20, 2011, the Company terminated the Agreement in accordance with the provisions of the Agreement. As of January 20, 2011, the Company had sold shares having a net offering price of $2.3 million in connection with the Offering.

On January 3, 2011, the Company granted 38,983 restricted stock units to non-employee board members at a fair value of $1.77, the market price of the common stock on the date of grant. These restricted stock units were granted in lieu of the Board’s full cash compensation.

On January 7, 2011, the Company entered into Option Cancellation Agreements (the “Cancellation Agreements”) with the Company’s executive officers and certain other senior level employees, pursuant to which such individuals (the “Optionees”) agreed to the surrender and cancellation of certain previously granted stock options (the “Cancelled Options”) to purchase shares of the Company’s common stock in order to make available additional shares for future grants under the Company’s 2004 Stock Incentive Plan, as amended. Under the terms of the Cancellation Agreements, each Optionee and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Options was without any expectation on the part of the Optionee to receive, and without any obligation on the Company to pay or grant, any cash, equity awards or other consideration presently or in the future with respect to the Cancelled Options. A total of 85,659 options were cancelled and each of the Cancelled Options had an exercise price greater than $8.00 per share. The Company recognized a charge of approximately $112,000 associated with the cancellation of these options, which represented the remaining unamortized compensation expense.

On February 2, 2011, the Company announced that, following a review of data from recently completed clinical studies as well as the Company’s proposed protocol for a Phase II clinical trial in patients with treatment resistant epilepsy, the FDA had notified the Company that the clinical hold on Icagen’s IND for ICA-105665, a novel orally available small molecule KCNQ potassium channel agonist, had been removed.

On February 8, 2011, the Company issued 150,000 restricted stock units to Company executives at a fair value of $3.83 per share, the market price of the common stock on the date of grant. On February 22, 2011, the Company issued 212,900 restricted stock units to Company employees at a fair value of $3.04 per share, the market price of the common stock on the date of grant.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended.

3.1.1(22)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, dated December 2, 2008.

3.2(27)	Amended and Restated Bylaws of the Registrant, as amended.

4.1(2)	Specimen Stock Certificate.

4.2(2)	Warrant to Purchase Shares of Series B Preferred Stock, dated December 28, 1994, issued to Dominion Fund III.

4.3(2)	Warrant to Purchase Shares of Series D Preferred Stock, dated May 23, 1997, issued to Dominion Fund III.

4.4(2)	Warrant to Purchase Shares of Series E Preferred Stock, dated September 3, 1998, issued to Dominion Fund III.

4.5(2)	First Amendment to Warrants to Purchase Shares of Preferred Stock of Icagen, Inc., dated May 14, 2004, by and between the Registrant, Dominion Fund III and Dominion Ventures.

4.6(2)	Form of Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated March 15, 1997, issued to certain persons in connection with offering of Series D Preferred Stock.

4.7(4)	Securities Purchase Agreement, dated January 26, 2007, among the Registrant and the purchasers listed on Exhibit A thereto.

4.8(5)	Form of Warrant to Purchase Shares of Common Stock, dated February 6, 2007, issued to certain purchasers in connection with a private placement.

4.9(6)	Purchase Agreement, dated August 13, 2007, between the Registrant and Pfizer Inc.

4.10(22)	Rights Agreement, dated December 2, 2008, between the Registrant and American Stock Transfer & Trust Company LLC.

10.1*(2)	1996 Equity Compensation Plan, as amended.

10.2*(1)	2004 Stock Incentive Plan, as amended.

10.3*(28)	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4*(28)	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4.1*(28)	Form of Nonstatutory Stock Option Agreement for Director Options under the 2004 Stock Incentive Plan.

10.4.2*(7)	Nonstatutory Stock Option Agreement, dated January 27, 2006, between the Registrant and Charles A. Sanders.

10.4.3*(8)	Form of Incentive Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.4.4*(8)	Form of Nonstatutory Stock Option Agreement for the Retention Grant Program and Option Exchange Program under the 2004 Stock Incentive Plan.

10.5*(28)	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.

10.5.1*(28)	Form of Restricted Stock Unit Agreement for Director Restricted Stock Units under the 2004 Stock Incentive Plan.

10.5.2*(7)	Restricted Stock Unit Agreement, dated February 1, 2006, between the Registrant and Richard D. Katz.

10.5.3*(9)	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.

Exhibit Number	Description

10.5.4*(29)	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan.

10.5.5*(30)	Form of Option Cancellation Agreement.

10.6*	Summary of Director Compensation.

10.7*	Summary of 2011 Bonus Targets.

10.8*(10)	Second Amended and Restated Executive Employment Agreement, dated August 21, 2007, between the Registrant and P. Kay Wagoner.

10.8.1*(23)	Amendment No. 1 to Second Amended and Restated Executive Employment Agreement, dated December 24, 2008, between the Registrant and P. Kay Wagoner.

10.8.2*(24)	Letter Agreement, dated February 11, 2009, between the Registrant and P. Kay Wagoner.

10.8.3*(29)	Letter Agreement, dated February 14, 2011, between the Registrant and P. Kay Wagoner.

10.9*(10)	Second Amended and Restated Executive Employment Agreement, dated August 21, 2007, between the Registrant and Richard D. Katz.

10.9.1*(11)	Amendment No. 1 to Second Amended and Restated Executive Employment Agreement, dated February 1, 2008, between the Registrant and Richard D. Katz.

10.9.2*(20)	Amendment No. 2 to Second Amended and Restated Executive Employment Agreement, dated March 18, 2008, between the Registrant and Richard D. Katz.

10.9.3*(23)	Amendment No. 3 to Second Amended and Restated Executive Employment Agreement, dated December 24, 2008, between the Registrant and Richard D. Katz.

10.10(2)	Lease Agreement, dated December 17, 1992, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.11(12)	Sixth Amendment to Lease, dated August 3, 2005, by and between the Registrant and Royal Center IC, LLC.

10.12(2)	Lease Agreement, dated October 1997, between the Registrant and Royal Center IC, LLC, successor in interest to Petula Associates, LTD., as amended.

10.13(13)	Fifth Amendment to Lease, dated June 4, 2007, by and between the Registrant and Royal Center IC, LLC.

10.14(6)	Lease dated August 8, 2007, between the Registrant and 3908 Patriot Drive LLC.

10.15(2)	Master Loan and Security Agreement, dated July 14, 1999, between the Registrant and Oxford Venture Finance, as amended.

10.16.1(14)	Letter Agreement, dated April 15, 2005, from Oxford Finance Corporation to the Registrant.

10.17(15)	Letter Agreement, dated February 14, 2006, from Oxford Finance Corporation to the Registrant.

10.17.1(16)	Letter Agreement, dated August 27, 2007, from Oxford Finance Corporation to the Registrant.

10.17.2(19)	Letter Agreement, dated February 14, 2008, from Oxford Finance Corporation to the Registrant.

10.18(17)	Master Security Agreement, dated November 28, 2007, between the Registrant and General Electric Capital Corporation.

10.19†(3)	Exclusive License Agreement, dated February 29, 2000, between the Registrant and Children’s Medical Center Corporation, as amended.

10.20†(21)	Master Services Agreement, dated June 25, 2008, between the Registrant and Quintiles, Inc.

10.21†(18)	Collaborative Research and License Agreement, dated August 13, 2007, between the Registrant and Pfizer Inc.

Exhibit Number	Description

10.22(25)	Letter Agreement effective August 12, 2009, from Pfizer Inc. to the Company.

10.23†(26)	Agreement and Amendment to the Exclusive License Agreement, dated September 17, 2009, between the Registrant and Pfizer Inc.

10.24†(31)	Agreement and Amendment to the Exclusive License Agreement, dated September 21, 2010, between the Registrant and Pfizer Inc.

10.25(32)	At Market Issuance Sales Agreement, dated as of December 10, 2010, by and between the Registrant and McNicoll, Lewis, & Vlak LLC.

10.26(33)	Agreement for purchase and sale of Patent Rights and License Back Agreement with Applied Genetic Technologies Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and President pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2007.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-114336).

(3)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007.

(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2007.

(5)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2007.

(6)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2007.

(7)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2006.

(8)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2006.

(9)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2010.

(10)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2007.

(11)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2008.

(12)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2005.

(13)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007.

(14)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2005.

(15)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2006.

(16)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2007.

(17)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2007.

(18)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007.

(19)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2008.

(20)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008.

(21)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2008.

(22)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(23)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 24, 2008.

(24)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2009.

(25)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.

(26)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009.

(27)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2009.

(28)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2010.

(29)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2011.

(30)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2011.

(31)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2010.

(32)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2010.

(33)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010.

†	Confidential treatment granted by the SEC as to certain portions.

*	Management contract or compensatory plan or arrangement in response to Item 15(a) of Form 10-K.