Form 10-Q
period 2011-03-31
ICAGEN INC
filed 2011-05-10
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

As of April 30, 2011, there were outstanding 7,499,008 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS – UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,014	$12,034
Accounts receivable	36	647
Prepaid expenses and other	1,030	243

Total current assets	12,080	12,924
Non-current assets:
Property and equipment, net	1,122	1,286
Technology licenses and related costs, net of accumulated amortization of $412 and $405 as of March 31, 2011 and December 31, 2010, respectively	217	224
Deposits and other	105	105

Total assets	$13,524	$14,539

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,150	$726
Accrued expenses	143	383
Current portion of deferred revenue	—	1,015
Current portion of equipment debt financing	267	328

Total current liabilities	1,560	2,452
Equipment debt financing, less current portion	71	128
Other non-current liabilities	279	294

Total liabilities	1,910	2,874
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 18,750,000 shares authorized at March 31, 2011 and December 31, 2010; 7,376,716 and 6,326,441 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	7	6
Additional paid-in capital	159,382	157,226
Accumulated deficit	(147,775)	(145,567)

Total stockholders’ equity	11,614	11,665

Total liabilities and stockholders’ equity	$13,524	$14,539

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Collaborative research and development revenues:
Research and development fees	$1,015	$1,301
Reimbursed research and development costs	30	160

Total collaborative research and development revenues	1,045	1,461
Operating expenses:
Research and development	2,218	3,673
General and administrative	1,029	995

Total operating expenses	3,247	4,668

Loss from operations	(2,202)	(3,207)
Other (expense) income:
Interest income	10	8
Interest expense	(16)	(33)

Total other (expense), net	(6)	(25)

Loss before income taxes	(2,208)	(3,232)
Income taxes	—	—

Net loss	$(2,208)	$(3,232)

Net loss per share – basic and diluted	$(0.31)	$(0.54)

Weighted average common shares outstanding – basic and diluted	7,187,114	5,953,208

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(2,208)	$(3,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	174	198
Amortization of technology licenses and related costs	7	9
Loss on the disposal of equipment	—	1
Stock-based compensation	326	256
Changes in operating assets and liabilities:
Accounts receivable	611	(120)
Prepaid expenses and other current and non-current assets	(787)	(624)
Accounts payable and accrued expenses	184	176
Other liabilities	(15)	(12)
Deferred revenue	(1,015)	(124)

Net cash used in operating activities	(2,723)	(3,472)

Investing activity
Acquisition of property and equipment	(10)	(143)

Net cash used in investing activity	(10)	(143)

Financing activities
Payments on equipment debt financing	(118)	(150)
Proceeds from sale of common stock, net of stock issuance costs	1,852	—
Payment of payroll taxes upon vesting of restricted stock	(21)	(111)
Proceeds from exercise of stock options	—	7

Net cash provided by (used in) financing activities	1,713	(254)

Decrease in cash and cash equivalents	(1,020)	(3,869)
Cash and cash equivalents at beginning of period	12,034	18,149

Cash and cash equivalents at end of period	$11,014	$14,280

Supplemental disclosure of cash flow information
Cash paid for interest	$16	$37

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

March 31, 2011

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2010.

On September 21, 2010, Icagen amended its certificate of incorporation in order to effect a previously announced one-for-eight reverse split of its outstanding common stock and to fix on a post-split basis the number of authorized shares of its common stock at 18,750,000. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 5:00 p.m. on September 21, 2010 was automatically changed into one-eighth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of Icagen common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 47.7 million shares to approximately 5.9 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of eight to reflect the reverse split. The reverse split was accounted for retroactively and reflected in the Company’s common stock, warrant, stock options and restricted stock unit activity as of and during the year ended December 31, 2010 and the periods ended March 31, 2011 and 2010. All numbers and amounts included herein have been adjusted retroactively to reflect the September 21, 2010 one-for-eight reverse stock split.

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

Liquidity and Management’s Plans

As of March 31, 2011, the Company had cash and cash equivalents of $11.0 million. In order to conserve capital, over the past two years the Company has reduced its workforce by approximately 45% and has implemented a number of other cost reduction measures. The Company believes that based on its current operating plan, not including the cost of a planned Phase II clinical trial of ICA-105665 in epilepsy, its existing cash and cash equivalents will be sufficient to enable it to fund its operations; lease, debt and other obligations; and capital expenditure requirements for at least the next twelve months. The Company will need additional funds to meet its obligations and fund operations beyond that time. The Company has renewed its research collaboration with Pfizer through December 2011. Except for collaboration revenue it expects to receive from Pfizer as funding for research and development activities, the Company does not currently have any commitments for future external funding. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs.

The Phase II trial of ICA-105665 that is currently in the planning stages is estimated to cost approximately $4.0 to $5.0 million. We plan to secure additional capital prior to the initiation of this trial. During the first quarter of 2011, we filed to raise up to $4.6 million through an At-The-Market Offering, and have initiated sales under this facility. Additional potential sources of capital include other equity or debt financings, potential milestone payments that may be received in connection with the Company’s collaboration with Pfizer, additional research and development funding if the current research term of the collaboration with Pfizer were to be extended, and the formation of a new collaboration or licensing arrangement.

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

	Three Months Ended March 31,
	2011	2010
Outstanding common stock options	576,670	698,917
Restricted stock units	305,239	201,207
Outstanding warrants	652,365	652,365

Total	1,534,274	1,552,489

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2010-17, Revenue Recognition (Topic 605) - Milestone Method of Revenue Recognition: a consensus of the FASB EITF (“ASU 2010-17”). ASU 2010-17 amends ASC 605-28 and establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance was effective for financial statements issued for fiscal years beginning after June 15, 2010. The adoption of the requirements of ASU 2010-17 did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements: a consensus of the FASB EITF (“ASU 2009-13”). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is unavailable, and estimated selling price if neither VSOE nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of the requirements of ASU 2009-13 did not have a material impact on the Company’s financial statements.

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

The Company recognized $325,000 and $256,000 in stock-based compensation expense in operating expenses during the first quarter of 2011 and 2010, respectively.

During the first quarter of 2011, the Company granted 401,883 restricted stock units. The Company will recognize total compensation expense of $1.3 million, based on the market price of the common stock on the date of grant, over the restricted stock units’ vesting periods.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) contains a provision that allows for an automatic annual increase in the number of shares authorized under the 2004 Plan, beginning in 2006 and ending in 2014, subject to certain limitations specified in the 2004 Plan. On January 1, 2011, in accordance with the provisions of the 2004 Plan, there was an automatic increase of 125,000 shares authorized under the 2004 Plan.

3. Restructuring

During 2010 and 2009, the Company implemented a number of cost savings measures, including workforce reductions, in order to conserve cash. The Company recorded restructuring charges of approximately $305,000 and $469,000 during 2010 and 2009, respectively, related to termination benefits. The restructuring costs are being accounted for pursuant to ASC 420 (formerly “SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 2011 and 2010:

	Balance at December 31, 2010	Charges	Payments	Balance at March 31, 2011
Severance Costs	$178	$—	$(147)	$31

Total	$178	$—	$(147)	$31

	Balance at December 31, 2009	Charges	Payments	Balance at March 31, 2010
Severance Costs	$223	$—	$(155)	$68

Total	$223	$—	$(155)	$68

4. At Market Issuance Sales Agreement

On December 10, 2010, the Company entered into an At Market Issuance Sales Agreement (the “December 2010 Agreement”) with McNicoll, Lewis & Vlak LLC, pursuant to which the Company had the ability to issue and sell shares of its common stock, $0.001 par value per share, from time to time through MLV (the “December 2010 Offering”). Also on December 10, 2010, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the December 2010 Offering of shares of common stock having an aggregate offering price of up to $2,600,000. The Company sold 334,000 shares of common stock under the December 2010 Agreement during December 2010, resulting in net proceeds of $529,000. During the period from January 1 through January 18, 2011, the Company sold an additional 951,000 shares of common stock under the December 2010 Agreement resulting in net proceeds of approximately $1.7 million. On January 20, 2011, the Company terminated the December 2010 Agreement in accordance with the provisions of the agreement. As of January 20, 2011, the Company had sold shares having a net offering price of $2.3 million in connection with the December 2010 Offering.

On March 15, 2011, the Company entered into another At Market Issuance Sales Agreement (the “March 2011 Agreement”) with McNicoll, Lewis & Vlak LLC, pursuant to which the Company may issue and sell shares of its common stock, $0.001 par value per share, from time to time through MLV (the “March 2011 Offering”). Also on March 15, 2011, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the March 2011 Offering of shares of common stock having an aggregate offering price of up to $4,600,000. The Company sold 63,385 shares of common stock under the March 2011 Agreement during March 2011, resulting in net proceeds of $161,000.

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

Since our inception, we have incurred substantial losses and, as of March 31, 2011, we had an accumulated deficit of $147.8 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs.

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

The successful development of our product candidates is highly uncertain. ICA-105665, a small molecule compound that targets specific KCNQ ion channels, is in Phase II development for the treatment of epilepsy. The conduct of this program will be dependent upon the availability of additional capital, the receipt of additional milestones from our existing collaboration or the formation of one or more new collaborations. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs.

Recent Developments

On February 2, 2011, we announced that, following a review of data from recently completed clinical studies as well as our proposed protocol for a Phase II clinical trial in patients with treatment resistant epilepsy, the FDA had notified us that the clinical hold on our IND for ICA-105665, a novel orally available small molecule KCNQ potassium channel agonist, had been removed.

On March 15, 2011, we entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock, $0.001 par value per share, from time to time through MLV. Also on March 15, 2011, we filed a prospectus supplement with the Securities and Exchange Commission, or SEC, in connection with the offering of shares of common stock having an aggregate offering price of up to $4,600,000.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accrued expenses, research and development, stock-based compensation and accounting for income taxes. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 9, 2011.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $416,000 or 28% to $1.0 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010. The decrease was due to a $286,000 decrease in research and development fees and a $130,000 decrease in reimbursed research and development costs.

Research and Development Expense

Research and development expense decreased by $1.5 million, or 40%, to $2.2 million for the three months ended March 31, 2011 from $3.7 million for the three months ended March 31, 2010. The decrease was due primarily to a decrease of $589,000 in expenses associated with our epilepsy and pain program due to the timing of the conduct of the studies in this program; the implementation of a variety of cost reduction measures, including a decrease of $501,000 in salary and benefits expense, a decrease of $76,000 in laboratory supplies expense, a decrease of $66,000 in pharmacology study expenses, and a decrease of $57,000 in software license expense; and a decrease of $118,000 in patent expenses.

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

Development Program	Three months ended March 31,		Cumulative from Inception
	2011	2010
	(in thousands)		(in thousands)
ICA-105665 and other lead compounds for epilepsy and pain	$5	$594	$21,625
Senicapoc	—	16	52,152

Total	$5	$610	$73,777

General and Administrative Expense

General and administrative expense increased by $34,000, or 3%, to $1.0 million for the three months ended March 31, 2011 from $995,000 for the three months ended March 31, 2010. The increase was due primarily to an increase of $83,000 in equity compensation expense, partially offset by a decrease in the aggregate of $36,000 in salary and benefits expense and legal expense.

Interest Income and Interest Expense

Interest income increased by $2,000, or 25%, to $10,000 for the three months ended March 31, 2011, from $8,000 for the three months ended March 31, 2010. The increase in interest income was attributable to increased interest rates during the period.

Interest expense decreased by $17,000, or 52%, to $16,000 for the three months ended March 31, 2011 from $33,000 for the three months ended March 31, 2010. The decrease in interest expense was attributable to decreased weighted average borrowings outstanding under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At March 31, 2011, our cash and cash equivalents were $11.0 million as compared to $12.0 million at December 31, 2010. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

In order to conserve capital, over the past two years we have reduced our workforce by approximately 45% and have implemented a number of other cost reduction measures. We believe that based on our current operating plan, not including the cost of a planned Phase II clinical trial of ICA-105665 in epilepsy, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; lease, debt and other obligations; and capital expenditure requirements for at least the next twelve months. We will need additional funds to meet our obligations and fund operations beyond that time. We have renewed our research collaboration with Pfizer through December 2011. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities, we do not currently have any commitments for future external funding. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs.

The Phase II trial of ICA-105665 that is currently in the planning stages is estimated to cost approximately $4.0 to $5.0 million. We plan to secure additional capital prior to the initiation of this trial. During the first quarter of 2011, we filed to raise up to $4.6 million through an At-The-Market Offering, or ATM, and have initiated sales under this facility. Additional potential sources of capital include other equity or debt financings, potential milestone payments that may be received in connection with our collaboration with Pfizer, additional research and development funding if the current research term of the collaboration with Pfizer were to be extended, and the formation of a new collaboration or licensing arrangement.

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

Cash Flows

Net cash used in operating activities was $2.7 million for the three months ended March 31, 2011. This reflects a net loss of approximately $2.2 million, a decrease of $1.0 million in deferred revenue, and an increase of $787,000 in prepaid expenses and other current and non-current assets. These amounts were partially offset by a decrease of $611,000 in accounts receivable, $326,000 of non-cash expenses related to stock-based compensation, $174,000 of non-cash expenses related to depreciation and amortization of property and equipment, and an increase of $184,000 in accounts payable and accrued expenses.

Net cash used in investing activities in the three months ended March 31, 2011 was $10,000 related to the purchase of property and equipment.

Net cash provided by financing activities during the three months ended March 31, 2011 was $1.7 million and consisted primarily of $1.9 million of net proceeds from the sale of common stock, partially offset by $118,000 of principal repayments related to our equipment debt financing.

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

Contractual Obligations

Our contractual obligations as of December 31, 2010 are described in our Annual Report on Form 10-K.

Funding Requirements

We believe that based on our current operating plan, not including the cost of a planned Phase II clinical trial of ICA-105665 in epilepsy, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; lease, debt and other obligations; and capital expenditure requirements for at least the next twelve months. We will need additional funds to meet our obligations and fund operations beyond this time. We have renewed our research collaboration with Pfizer through December 2011. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities, we do not currently have any commitments for future external funding. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs.

The Phase II trial of ICA-105665 that is currently in the planning stages is estimated to cost approximately $4.0 to $5.0 million. We plan to secure additional capital prior to the initiation of this trial. During the first quarter of 2011, we filed to raise up to $4.6 million through an ATM, and have initiated sales under this facility. Additional potential sources of capital include other equity or debt financings, potential milestone payments that may be received in connection with our collaboration with Pfizer, additional research and development funding if the current research term of the collaboration with Pfizer were to be extended, and the formation of a new collaboration or licensing arrangement.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued accounting standards update, or ASU, No. 2010-17, Revenue Recognition (Topic 605) – Milestone Method of Revenue Recognition: a consensus of the FASB Emerging Issues Task Force, or ASU 2010-17. ASU 2010-17 amends ASC 605-28 and establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance was effective for financial statements issued for fiscal years beginning after June 15, 2010. The adoption of the requirements of ASU 2010-17 did not have a material impact on our financial statements.

In October 2009, the FASB issued accounting standards update ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, if VSOE is unavailable, and estimated selling price if neither VSOE nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of the requirements of ASU 2009-13 did not have a material impact on our financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following discussion includes two revised risk factors (“The number of shares of our common stock outstanding has increased substantially as a result of the “at-the-market” equity issuance facilities that we entered into on December 10, 2010 and March 15, 2011 and may continue to increase if we enter into similar equity issuance facilities in the future” and “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of March 31, 2011, we had an accumulated deficit of $147.8 million. We have incurred losses in each year since our inception in 1992. Our net losses were $2.2 million for the three months ended March 31, 2011, $6.4 million in 2010, $12.8 million in 2009 and $14.8 million in 2008. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. Provided that sufficient funding is available, we expect to continue to incur significant operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

As of March 31, 2011, we had cash and cash equivalents of $11.0 million. In order to conserve capital, we have implemented a reduction of our workforce and other cost reduction measures. We believe that based on our current operating plan, not including the cost of a planned Phase II clinical trial of ICA-105665 in epilepsy, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; our lease, debt and other obligations; and our capital expenditure requirements for at least the next twelve months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above. We will need additional funds to meet our obligations and fund operations beyond that time. Except for collaboration revenue we expect to receive from Pfizer for research and development activities through 2011, we do not currently have any commitments for future external funding.

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

Over the past few years, the global economy experienced a significant prolonged downturn and prospects for continued economic recovery remain uncertain. These economic conditions have had, and we expect will continue to have, an adverse impact on the pharmaceutical and biotechnology industries. Our business depends on our ability to raise substantial additional capital and to maintain and enter into new collaborative research, development and commercialization agreements with leading pharmaceutical and biotechnology companies. Current market conditions could impair our ability to raise additional capital when needed for our research and development programs, or on attractive terms. Our arrangements with existing or future collaborators typically require our existing or future collaborators to make a significant commitment of capital and other resources. Recent economic conditions may reduce the amount of discretionary investment that our current collaborator and prospective collaborators may have available to invest in our business. This may result in prospective collaborators electing to defer entering into collaborative agreements with us, or our existing collaborator choosing not to extend our existing collaboration beyond the fifteen month renewal research term, which expires in December 2011. A reduction in research and development funding, even if economic conditions continue to improve, would significantly adversely impact our business, operating results and financial condition.

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

The closing bid price of our common stock on the Nasdaq Global Market was $2.78 on April 29, 2011. The effected reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 336,021 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 730,994 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 1,064,515 shares to Pfizer, which owns approximately 14% of our common stock as of April 30, 2011, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

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

The number of shares of our common stock outstanding has increased substantially as a result of the “at-the-market” equity issuance facilities that we entered into on December 10, 2010 and March 15, 2011 and may continue to increase if we enter into similar equity issuance facilities in the future.

        On December 10, 2010, we entered into an at market issuance sales agreement, which we refer to as the December 2010 sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $2.6 million from time to time through MLV. On January 20, 2011, we terminated the December 2010 sales agreement in accordance with the provisions of the agreement. During the term of the December 2010 sales agreement, we sold shares having an aggregate offering price of $2.4 million. On March 15, 2011, we entered into an at market issuance sales agreement, which we refer to as the March 2011 sales agreement, with MLV pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $4.6 million from time to time through MLV. As of April 30,

2011, we sold shares having an aggregate offering price of $511,000 under the March 2011 sales agreement. The issuance of shares has resulted and may in the future result in dilution to stockholders who held our common stock prior to the offering. These shares are available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market. In addition, we may enter into similar equity issuance facilities in the future, which would enable us to sell additional newly issued shares into the public market in order to raise additional capital.

General Company Related Risks

Our executive officers, directors and principal stockholders have substantial control over us and could limit your ability to influence the outcome of matters submitted to stockholders for approval.

As of April 30, 2011, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 34% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

The rights issued under our rights plan will automatically trade with the underlying common stock and will initially not be exercisable. If a person acquires or commences a tender offer for 15% (or in the case of Pfizer, which currently owns approximately 14% of our common stock, 20%) or more of our common stock in a transaction that was not approved by our board of directors, each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of our common stock for the $7.50 exercise price. If we are involved in a merger or other transaction with another company that is not approved by our board of directors, in which we are not the surviving corporation or which transfers more than 50% of our assets to another company, then each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of the acquiring company’s common stock for the $7.50 exercise price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Although we believe that our stockholder rights plan will help enhance our ability to negotiate with a prospective acquirer in order to ensure that all company stockholders realize the long-term value of their investment, it could have the effect of discouraging, delaying or preventing a change of control of our company, including under circumstances that some stockholders may consider favorable.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2011, we had 7,499,008 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement and the “at the market” equity issuance facility, may be resold in the public market at any time. Moreover, Pfizer, which holds 1,064,515 shares of our common stock, has the right to require us to file a registration statement covering the resale of their shares, as discussed above. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance. In addition, shares from certain restricted stock unit grants are automatically sold upon vesting to cover related employee tax obligations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the first quarter of 2011.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser, in the first quarter of 2011.

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
Richard D. Katz, M.D.
Executive Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Date: May 10, 2011

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Sixth Amendment to Lease, dated as of April 8, 2011, by and between Crown Royal Associates, LLC and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2011.