Form 10-Q
period 2011-06-30
ICAGEN INC
filed 2011-08-12
CIK 902622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

As of July 31, 2011, there were outstanding 8,852,725 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS – UNAUDITED

Icagen, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,857	$12,034
Accounts receivable	27	647
Prepaid expenses and other	799	243

Total current assets	14,683	12,924
Non-current assets:
Property and equipment, net	1,001	1,286
Technology licenses and related costs, net of accumulated amortization of $420 and $405 as of June 30, 2011 and December 31, 2010, respectively	209	224
Deposits and other	105	105

Total assets	$15,998	$14,539

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,200	$726
Accrued expenses	174	383
Current portion of deferred revenue	1,015	1,015
Current portion of equipment debt financing	222	328

Total current liabilities	2,611	2,452
Equipment debt financing, less current portion	36	128
Other non-current liabilities	264	294

Total liabilities	2,911	2,874
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 18,750,000 shares authorized at June 30, 2011 and December 31, 2010; 8,852,725 and 6,326,441 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	9	6
Additional paid-in capital	163,331	157,226
Accumulated deficit	(150,253)	(145,567)

Total stockholders’ equity	13,087	11,665

Total liabilities and stockholders’ equity	$15,998	$14,539

See accompanying notes.

Icagen, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Collaborative research and development revenues:
Research and development fees	$1,015	$2,233	$2,030	$3,534
Reimbursed research and development costs	34	34	64	194

Total collaborative research and development revenues	1,049	2,267	2,094	3,728
Operating expenses:
Research and development	2,323	3,025	4,541	6,698
General and administrative	1,200	1,390	2,229	2,385

Total operating expenses	3,523	4,415	6,770	9,083

Loss from operations	(2,474)	(2,148)	(4,676)	(5,355)
Other (expense) income:
Interest income	10	14	20	22
Interest expense	(14)	(29)	(30)	(62)

Total other expense, net	(4)	(15)	(10)	(40)

Loss before income taxes	(2,478)	(2,163)	(4,686)	(5,395)
Income taxes	0	0	0	0

Net loss	$(2,478)	$(2,163)	$(4,686)	$(5,395)

Net loss per share – basic and diluted	$(0.31)	$(0.36)	$(0.61)	$(0.91)

Weighted average common shares outstanding – basic and diluted	8,080,827	5,959,319	7,636,440	5,956,280

See accompanying notes.

Icagen, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(4,686)	$(5,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	330	408
Amortization of technology licenses and related costs	15	19
Stock-based compensation	641	572
Loss on the disposal of equipment		1
Changes in operating assets and liabilities:
Accounts receivable	620	(91)
Prepaid expenses and other current and non-current assets	(556)	(273)
Accounts payable and accrued expenses	265	(301)
Other liabilities	(30)	(24)
Deferred revenue		(125)

Net cash used in operating activities	(3,401)	(5,209)

Investing activities
Acquisition of property and equipment	(45)	(200)

Net cash used in investing activities	(45)	(200)

Financing activities
Payment of payroll taxes upon vesting of restricted stock	(21)	(112)
Proceeds from sale of common stock, net of stock issuance costs	5,488	0
Payments on equipment debt financing	(198)	(274)
Proceeds from exercise of stock options and warrants		7

Net cash provided by (used in) financing activities	5,269	(379)

Increase (decrease) in cash and cash equivalents	1,823	(5,788)
Cash and cash equivalents at beginning of period	12,034	18,149

Cash and cash equivalents at end of period	$13,857	$12,361

Supplemental disclosure of cash flow information
Cash paid for interest	$30	$66

See accompanying notes.

Icagen, Inc.

Notes to Condensed Financial Statements

June 30, 2011

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

On September 21, 2010, Icagen amended its certificate of incorporation in order to effect a previously announced one-for-eight reverse split of its outstanding common stock and to fix on a post-split basis the number of authorized shares of its common stock at 18,750,000. As a result of the reverse stock split, each share of the Company’s common stock outstanding as of 5:00 p.m. on September 21, 2010 was automatically changed into one-eighth of a share of common stock. No fractional shares were issued as a result of the reverse split. Holders of common stock who would have otherwise received fractional shares of Icagen common stock pursuant to the reverse split received cash in lieu of the fractional share. The reverse split reduced the total number of shares of the Company’s common stock outstanding from approximately 47.7 million shares to approximately 5.9 million shares. In addition, the number of shares of common stock subject to outstanding options, restricted stock units and warrants issued by the Company and the number of shares reserved for future issuance under the Company’s stock plans were reduced by a factor of eight to reflect the reverse split. The reverse split was accounted for retroactively and reflected in the Company’s common stock, warrant, stock options and restricted stock unit activity as of and during the year ended December 31, 2010 and the periods ended June 30, 2011 and 2010. All numbers and amounts included herein have been adjusted retroactively to reflect the September 21, 2010 one-for-eight reverse stock split.

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

Liquidity and Management’s Plans

Subsequent to the quarter end, on July 20, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pfizer Inc. (“Pfizer”) and Eclipse Acquisition Corp, a wholly-owned subsidiary of Pfizer. See Note 6.

As of June 30, 2011, the Company had cash and cash equivalents of $13.9 million. In order to conserve capital, over the past two years the Company has reduced its workforce by approximately 45% and has implemented a number of other cost reduction measures. In the event that the proposed acquisition by Pfizer is not consummated, the Company believes that based on its current operating plan, not including the cost of a planned Phase II clinical trial of ICA-105665 in epilepsy, its existing cash and cash equivalents will be sufficient to enable it to fund its operations; lease, debt and other obligations; and capital expenditure requirements at least through the first quarter of 2012. The Company will need additional funds to meet its obligations and fund operations beyond that time. The Company has renewed its research collaboration with Pfizer through December 2011. Except for collaboration revenue it expects to receive from Pfizer as funding for research and development activities, the Company does not currently have any commitments for future external funding. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

The Phase II trial of ICA-105665 that is currently in the planning stages is estimated to cost approximately $4.0 to $5.0 million. We had planned to secure additional capital prior to the initiation of this trial. During the first quarter of 2011, we filed to raise up to $4.6 million through an At-The-Market Offering, and through June 2, 2011 raised approximately $3.8 million of net proceeds under this facility. Should the Company’s proposed acquisition by Pfizer not be consummated, additional potential sources of capital include other equity or debt financings, potential milestone payments that may be received in connection with the Company’s collaboration with Pfizer, additional research and development funding if the current research term of the collaboration with Pfizer were to be extended, and the formation of a new collaboration or licensing arrangement.

If the proposed acquisition by Pfizer is not consummated and if sufficient funding is available and the scope of the clinical trials that the Company is conducting expands, the Company expects to incur losses from operations for at least the next several years. Until such time, if ever, as the Company can generate substantial product revenues, the Company will be required to finance its cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that the Company may raise may contain terms, such as liquidation and other preferences, that are not favorable to the Company or its stockholders. If the Company raises additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to the Company’s technologies, research programs or product candidates or grant licenses on terms that may not be favorable to the Company.

The foregoing discussion is as of June 30, 2011 and does not give effect to the proposed acquisition of the Company by Pfizer. See Note 6 below.

Revenue Recognition

The Company’s collaboration agreements contain multiple elements, including non-refundable upfront license fees, payments for reimbursement of research and development costs, payments for ongoing research and development, payments associated with achieving development, regulatory and commercialization milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”) and Accounting Standards Codification (“ASC”) 605, Revenue Arrangements with Multiple Deliverables (“ASC 605”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

Revenues derived from reimbursement of direct out-of-pocket expenses for research and development costs associated with the Company’s collaboration with Pfizer are recorded in compliance with ASC 605, Reporting Revenue Gross as a Principal Versus Net as an Agent and ASC 605, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. According to this guidance, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the provisions of ASC 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of the Company’s assets and liabilities and are estimated using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Under the provisions of ASC 260, basic net loss per share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options, shares issuable upon the vesting of restricted stock units and shares issuable upon the exercise of warrants. For the periods presented, Diluted EPS is identical to Basic EPS because common share equivalents, including all of the Company’s outstanding stock options, outstanding restricted stock units and outstanding warrants, are excluded from the calculation, as their effect is antidilutive. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Outstanding common stock options	506,282	765,865	541,281	732,576
Restricted stock units	478,491	208,897	392,343	205,073
Outstanding warrants	652,365	652,365	652,365	652,365

Total	1,637,138	1,627,127	1,585,989	1,590,014

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

2. Stock-Based Compensation

The Company recognized stock-based compensation expense of $314,000 and $315,000 during the three months ended June 30, 2011 and 2010, respectively, and $641,000 and $572,000 during the six months ended June 30, 2011 and 2010, respectively.

3. Restructuring

During 2010 and 2009, the Company implemented a number of cost savings measures, including workforce reductions, in order to conserve cash. The Company recorded restructuring charges of approximately $305,000 and $469,000 during 2010 and 2009, respectively, related to termination benefits. The restructuring costs are being accounted for pursuant to ASC 420, Accounting for Costs Associated with Exit or Disposal Activities. The following table summarizes the activity in the restructuring accrual for the six months ended June 30, 2011 and 2010:

	Balance at December 31, 2010	Charges	Payments	Balance at June 30, 2011
Severance Costs	$178	$0	$(178)	$0

Total	$178	$0	$(178)	$0

	Balance at December 31, 2009	Charges	Payments	Balance at June 30, 2010
Severance Costs	$223	$0	$(212)	$11

Total	$223	$0	$(212)	$11

4. AGTC Transaction

On June 23, 2010, the Company entered into an agreement providing for the sale by the Company to Applied Genetic Technologies Corporation (“AGTC”) of the Company’s rights to certain non-core patents and patent applications relating to the ion channel gene CNGB3, which has been linked to certain disorders of the eye. The intellectual property assigned to AGTC in this transaction was not pertinent to the Company’s principal research and development programs. Under the terms of the agreement, the Company has assigned ownership of the patent rights to AGTC. The Company has retained an exclusive license for small molecule human therapeutics targeting CNGB3. AGTC paid the Company $1.0 million under the terms of this agreement. The Company has included the revenue from the technology sale in the income statement in Research and Development Fees for the three and six months ended June 30, 2010.

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

On March 15, 2011, the Company entered into another At Market Issuance Sales Agreement (the “March 2011 Agreement”) with McNicoll, Lewis & Vlak LLC, pursuant to which the Company could issue and sell shares of its common stock, $0.001 par value per share, from time to time through MLV (the “March 2011 Offering”). Also on March 15, 2011, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the March 2011 Offering of shares of common stock having an aggregate offering price of up to $4,600,000. The Company sold 63,385 shares of common stock under the March 2011 Agreement during March 2011, resulting in net proceeds of approximately $0.1 million. During the three months ended June 30, 2011, the Company sold 1,473,780 shares of common stock under the March 2011 Agreement, resulting in net proceeds of $3.7 million. During the six months ended June 30, 2011, the Company sold 1,537,165 shares of common stock under the March 2011 Agreement, resulting in net proceeds of $3.8 million. The Company did not make any sales under the March 2011 Agreement after June 2, 2011.

6. Subsequent Events

On July 20, 2011, the Company entered into the Merger Agreement with Pfizer and Eclipse Acquisition Corp. Under the terms of the Merger Agreement, Pfizer, which currently owns approximately 11% of the Company’s fully diluted shares, has commenced a tender offer for the remaining outstanding common stock of the Company at a price of $6.00 per share (the “Tender Offer”). The aggregate transaction value, including the value of the shares currently owned by Pfizer, is approximately $56 million. The Company’s Board of Directors has unanimously approved the transaction and has recommended that the Company’s stockholders tender their shares pursuant to the Tender Offer.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Merger Agreement also contains customary termination provisions for the Company and Pfizer and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Pfizer a termination fee of $2.25 million.

Ten putative stockholder class action complaints have been filed in the Delaware Court of Chancery by stockholders of the Company: Michael Rauscher v. Icagen, Inc., et. al. (filed July 22, 2011), Denise R. Cooper v. P. Kay Wagoner, et. al. (filed July 22, 2011), Michael Peters v. Icagen, Inc., et. al. (filed July 22, 2011), Kenneth S. Cucchia v. Icagen, Inc., et. al. (filed July 22, 2011), Michael Dabah v. Icagen, Inc., et. al. (filed July 25, 2011), Dimitri Arges v. Charles A. Sanders, et. al. (filed July 25, 2011), Iroquois Master Fund Ltd. v. Charles A. Sanders, et. al. (filed July 26, 2011), Leland Boyette v. Icagen Inc., et. al. (filed July 27, 2011), Thomas Hollinshead and David Pill v. Icagen Inc., et. al. (filed July 27, 2011) and Gary Pawlovich v. Charles A. Sanders, et. al. (filed August 2, 2011), which the Company refers to as the “Stockholder Actions”. The Stockholder Actions each name Pfizer, Icagen, and the current members of the board of directors of Icagen as defendants. All of the Stockholder Actions with the exception of Iroquois also name Eclipse Acquisition Corp. as a defendant. Further, Raucher, Arges, Iroquois Master Fund, Boyette and Pawlovich also name Dennis B. Gillings, a former director of Icagen, as a defendant. On August 8, 2011, the plaintiffs filed two Amended Complaints, as a Motion For Expedited Proceedings and a Motion For Preliminary Injunction. In their filings, the plaintiffs assert that the members of the Board breached their fiduciary duties to the Company’s stockholders by entering into the merger via a flawed process and at an unfair price that does not reflect the value of the Company. The plaintiffs also allege that the merger agreement contains preclusive deal protection devices including a no solicitation provision, termination fee, top-up option, and matching rights. Finally, the plaintiffs assert that the Schedule 14D-9 issued by the Company concerning the merger is materially incomplete and misleading.

Each Stockholder Action seeks, among other relief, an injunction preventing completion of the merger, as well costs and attorneys’ fees in connection with such litigation. The Company believes the Stockholder Actions are without merit and intends to vigorously defend against them. There can be no assurance, however, that the Company will be successful in its defense.

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

Since our inception, we have incurred substantial losses and, as of June 30, 2011, we had an accumulated deficit of $150.3 million. These losses and accumulated deficit have resulted from the significant costs incurred in the research and development of our compounds and technologies and general and administrative costs.

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

The successful development of our product candidates is highly uncertain. ICA-105665, a small molecule compound that targets specific KCNQ ion channels, is in Phase II development for the treatment of epilepsy. If the acquisition of us by Pfizer is not consummated, the conduct of this program will be dependent upon the availability of additional capital, the receipt of additional milestones from our existing collaboration or the formation of one or more new collaborations. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs.

Recent Developments

On June 20, 2011, we announced that we and Pfizer have initiated a multiple ascending dose study of the lead compound in the collaboration which targets the ion channel Nav1.7. A single ascending dose study of this compound is also currently in progress. Pfizer has funded all aspects of the collaboration, including research and preclinical development efforts at Icagen, and has exclusive worldwide rights to commercialize products that result from the collaboration.

On July 20, 2011, we entered into an Agreement and Plan of Merger, which we refer to as the Merger Agreement, with Pfizer Inc., or Pfizer, and Eclipse Acquisition Corp., or Eclipse. Pursuant to the Merger Agreement, Eclipse commenced a cash tender offer, or the Tender Offer, to purchase all of our outstanding common stock for $6.00 per share in cash, or the Offer Price. The Tender Offer will expire at 12:00 midnight on August 31, 2011, subject to possible extension in accordance with the terms set forth in the Merger Agreement. Pursuant to the Merger Agreement, after consummation of the Tender Offer, and subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, Eclipse will merge with and into us and we will become a wholly-owned subsidiary of Pfizer. If Pfizer holds 90% or more of our outstanding common shares immediately prior to the Merger, it may effect the Merger without a meeting of our stockholders.

Pursuant to the Merger Agreement, we granted to Eclipse an option, which we refer to as the Top-Up Option, to purchase the number of shares of common stock that, when added to the number of shares of the common stock owned by Pfizer and its subsidiaries (including Eclipse) immediately prior to such exercise, shall constitute one share more than 90% of the number of shares of common stock outstanding after such exercise. The per share exercise price of the Top-Up Option is equal to the Offer Price. The number of Shares subject to the Top-Up Option, however, is limited to the aggregate number of shares of common stock held as treasury shares by us and the number of authorized and unissued shares of common stock that are not otherwise reserved. The Top-Up Option will terminate concurrently with the termination of the Merger Agreement.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Merger Agreement also contains customary termination provisions for us and Pfizer and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay Pfizer a termination fee of $2.25 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Critical accounting policies are those policies that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies involve: revenue recognition, accrued expenses, research and development, stock-based compensation and accounting for income taxes. For a more detailed explanation of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission, or SEC, on March 9, 2011.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $1.2 million, or 54%, to $1.0 million for the three months ended June 30, 2011 from $2.3 million for the three months ended June 30, 2010. This decrease in revenues was primarily due to the $1.0 million of revenue recognized in June 2010 from the sale of a non-core patent to AGTC as well as a decrease of $218,000 in research and development fees from Pfizer.

Research and Development Expense

Research and development expense decreased by $702,000, or 23%, to $2.3 million for the three months ended June 30, 2011 from $3.0 million for the three months ended June 30, 2010. The decrease was due primarily to a decrease of $519,000 in salary and benefits expense as a result of the workforce reduction implemented during 2010, a decrease of $103,000 in laboratory supplies expense, a decrease of $84,000 in patent expense, a decrease of $63,000 in depreciation expense and a decrease of $53,000 in pharmacology study expenses. These decreases were partially offset by an increase of $171,000 in expenses associated with our epilepsy and pain program due to the timing of the conduct of the studies in this program.

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

	Three months ended June 30,		Cumulative from
Development Program	2011	2010	Inception
	(in thousands)
ICA-105665 and other lead compounds for epilepsy and pain	$320	$141	$21,945
Senicapoc	—	5	52,152

Total	$320	$146	$74,097

General and Administrative Expense

General and administrative expense decreased by $190,000, or 14%, to $1.2 million for the three months ended June 30, 2011 from $1.4 million for the three months ended June 30, 2010. The decrease was due primarily to a decrease of $79,000 in audit and tax expense and a decrease of $59,000 in legal expense.

Interest Income and Interest Expense

Interest income decreased by $4,000, or 29%, to $10,000 for the three months ended June 30, 2011, from $14,000 for the three months ended June 30, 2010. The decrease in interest income was attributable to a lower average balance of cash and cash equivalents during the period.

Interest expense decreased by $15,000, or 52%, to $14,000 for the three months ended June 30, 2011 from $29,000 for the three months ended June 30, 2010. The decrease in interest expense was attributable to decreased weighted average borrowings outstanding under our equipment debt financing.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Collaborative Research and Development Revenues

Collaborative research and development revenues decreased by $1.6 million, or 44%, to $2.1 million for the six months ended June 30, 2011 from $3.7 million for the six months ended June 30, 2010. This decrease in revenues was primarily due to the $1.0 million revenue recognized in June 2010 from the sale of a non-core patent to AGTC as well as a decrease of $504,000 in research and development fees from Pfizer and a decrease of $130,000 in reimbursed expenses from Pfizer.

Research and Development Expense

Research and development expense decreased by $2.2 million, or 32%, to $4.5 million for the six months ended June 30, 2011 from $6.7 million for the six months ended June 30, 2010. The decrease was due primarily to a decrease of $1.0 million in salary and benefits expense as a result of a reduction in the workforce implemented during 2010, a decrease of $412,000 in expenses associated with our epilepsy and pain program due to the timing of the conduct of the studies in this program, a decrease of $202,000 in patent expense, a decrease of $179,000 in laboratory supply expense, a decrease of $119,000 in pharmacology study expenses, a decrease of $113,000 in depreciation expense, a decrease of $64,000 in software license expense and a decrease of $60,000 in equity compensation expense.

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

	Six months ended June 30,		Cumulative from
Development Program	2011	2010	Inception
	(in thousands)
ICA-105665 and other lead compounds for epilepsy and pain	$328	$735	$21,945
Senicapoc	—	21	52,152

Total	$328	$756	$74,097

General and Administrative Expense

General and administrative expense decreased by $156,000, or 7%, to $2.2 million for the six months ended June 30, 2011 from $2.4 million for the six months ended June 30, 2010. The decrease was due primarily to a decrease of $87,000 in audit and tax expense, a decrease of $71,000 in legal expense and a decrease in the aggregate of $87,000 related to salary and benefits expense, corporate development expense, insurance expense, travel and seminar expense, and building maintenance and rent expense. These decreases were partially offset by an increase of $129,000 in equity compensation expense.

Interest Income and Interest Expense

Interest income decreased $2,000, or 9%, to $20,000 for the six months ended June 30, 2011 from $22,000 for the six months ended June 30, 2010. The decrease in interest income was attributable to a lower average balance of cash and cash equivalents during the period.

Interest expense decreased $32,000, or 52%, to $30,000 for the six months ended June 30, 2011 from $62,000 for the six months ended June 30, 2010. The decrease in interest expense was attributable to decreased weighted average borrowings outstanding under our equipment debt financing.

Liquidity and Capital Resources

We have financed our operations since inception through the issuance of equity securities, payments received under our collaboration agreements, proceeds from equipment debt financing and capital leases and interest income. At June 30, 2011, our cash and cash equivalents were $13.9 million as compared to $12.0 million at December 31, 2010. Our cash and cash equivalents are highly liquid investments with a maturity of 90 days or less at date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and United States government obligations.

In order to conserve capital, over the past two years we have reduced our workforce by approximately 45% and have implemented a number of other cost reduction measures. In the event that the acquisition by Pfizer is not consummated, we believe that based on our current operating plan, not including the cost of a planned Phase II clinical trial of ICA-105665 in epilepsy, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; lease, debt and other obligations; and capital expenditure requirements at least through the first quarter of 2012. We will need additional funds to meet our obligations and fund operations beyond that time. We have renewed our research collaboration with Pfizer through December 2011. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities, we do not currently have any commitments for future external funding. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

The Phase II trial of ICA-105665 that is currently in the planning stages is estimated to cost approximately $4.0 to $5.0 million. We have planned to secure additional capital prior to the initiation of this trial. During the first quarter of 2011, we filed to raise up to $4.6 million through an At-The-Market Offering, or ATM, and to date have raised approximately $3.8 million of net proceeds under this facility. Should the Company’s planned acquisition by Pfizer not be consummated, additional potential sources of capital include other equity or debt financings, potential milestone payments that may be received in connection with our collaboration with Pfizer, additional research and development funding if the current research term of the collaboration with Pfizer were to be extended, and the formation of a new collaboration or licensing arrangement.

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws. If the proposed acquisition by Pfizer is not consummated and if sufficient funding is available and the scope of our clinical trials that we are conducting expands, we expect to incur losses from operations for at least the next several years.

Cash Flows

Net cash used in operating activities was $3.4 million for the six months ended June 30, 2011. This reflects a net loss of approximately $4.7 million and an increase of $556,000 in prepaid expenses and other current and non-current assets. These amounts were partially offset by $641,000 of non-cash expenses related to stock-based compensation, a decrease of $620,000 in accounts receivable, $330,000 of non-cash expenses related to depreciation and amortization of property and equipment and an increase of $265,000 in accounts payable and accrued expenses.

Net cash used in investing activities in the six months ended June 30, 2011 was $45,000, consisting of the purchase of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2011 was $5.3 million and consisted primarily of $5.5 million in net proceeds from the sale of common stock, partially offset by $198,000 of principal repayments related to our equipment debt financing.

Net cash used in operating activities was $5.2 million for the six months ended June 30, 2010. This reflects a net loss of approximately $5.4 million, a decrease of $301,000 in accounts payable and accrued expenses, a decrease of $125,000 in deferred revenue and an increase of $273,000 in prepaid expenses and other current and non-current assets. These amounts were partially offset by $572,000 of non-cash expenses related to stock-based compensation and $408,000 of non-cash expenses related to depreciation and amortization of property and equipment.

Net cash used in investing activities in the six months ended June 30, 2010 was $200,000, consisting of the purchase of property and equipment.

Net cash used in financing activities during the six months ended June 30, 2010 was $379,000 and consisted primarily of $274,000 of principal repayments related to our equipment debt financing and $112,000 of withholding taxes due upon vesting of restricted stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of December 31, 2010 are described in our Annual Report on Form 10-K.

Funding Requirements

In the event that the acquisition by Pfizer is not consummated, we believe that based on our current operating plan, not including the cost of a planned Phase II clinical trial of ICA-105665 in epilepsy, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; lease, debt and other obligations; and capital expenditure requirements at least through the first quarter of 2012. We will need additional funds to meet our obligations and fund operations beyond this time. We have renewed our research collaboration with Pfizer through December 2011. Except for collaboration revenue we expect to receive from Pfizer as funding for research and development activities, we do not currently have any commitments for future external funding. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs. If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to terminate operations or seek relief under applicable bankruptcy laws.

The Phase II trial of ICA-105665 that is currently in the planning stages is estimated to cost approximately $4.0 to $5.0 million. We had planned to secure additional capital prior to the initiation of this trial. During the first quarter of 2011, we filed to raise up to $4.6 million through an ATM, and to date have raised approximately $3.8 million of net proceeds under this facility. Should our proposed acquisition by Pfizer not be consummated, additional potential sources of capital include other equity or debt financings, potential milestone payments that may be received in connection with our collaboration with Pfizer, additional research and development funding if the current research term of the collaboration with Pfizer were to be extended, and the formation of a new collaboration or licensing arrangement.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Ten putative stockholder class action complaints have been filed in the Delaware Court of Chancery by stockholders of Icagen: Michael Rauscher v. Icagen, Inc., et. al. (filed July 22, 2011), Denise R. Cooper v. P. Kay Wagoner, et. al. (filed July 22, 2011), Michael Peters v. Icagen, Inc., et. al. (filed July 22, 2011), Kenneth S. Cucchia v. Icagen, Inc., et. al. (filed July 22, 2011), Michael Dabah v. Icagen, Inc., et. al. (filed July 25, 2011), Dimitri Arges v. Charles A. Sanders, et. al. (filed July 25, 2011), Iroquois Master Fund Ltd. v. Charles A. Sanders, et. al. (filed July 26, 2011), Leland Boyette v. Icagen Inc., et. al. (filed July 27, 2011), Thomas Hollinshead and David Pill v. Icagen Inc., et. al. (filed July 27, 2011) and Gary Pawlovich v. Charles A. Sanders, et. al. (filed August 2, 2011), which we refer to as the Stockholder Actions. The Stockholder Actions each name Pfizer, Icagen, and the current members of the board of directors of Icagen as defendants. All of the Stockholder Actions with the exception of Iroquois also name Eclipse Acquisition Corp. as a defendant. Further, Raucher, Arges, Iroquois Master Fund, Boyette and Pawlovich also name Dennis B. Gillings, a former director of Icagen, as a defendant. On August 8, 2011, the plaintiffs filed two Amended Complaints, as a Motion For Expedited Proceedings and a Motion For Preliminary Injunction. In their filings, the plaintiffs assert that the members of the Board breached their fiduciary duties to Icagen’s stockholders by entering into the merger agreement via a flawed process and at an unfair price that does not reflect the value of Icagen. The plaintiffs also allege that the merger agreement contains preclusive deal protection devices including a no solicitation provision, termination fee, top-up option, and matching rights. Finally, the plaintiffs assert that the Schedule 14D-9 issued by Icagen concerning the merger is materially incomplete and misleading.

Each Stockholder Action seeks, among other relief, an injunction preventing completion of the merger, as well costs and attorneys’ fees in connection with such litigation. We believe the Stockholder Actions are without merit and intend to vigorously defend against them. There can be no assurance, however, that we will be successful in our defense.

ITEM 1A – RISK FACTORS

The following discussion includes four revised risk factors (“We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts;” “If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect or fail to comply with all applicable regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business may suffer;” “The number of shares of our common stock outstanding has increased substantially as a result of the “at-the-market” equity issuance facilities that we entered into on December 10, 2010 and March 15, 2011 and may continue to increase if we enter into similar equity issuance facilities in the future” and “Our corporate charter documents, our stockholder rights plan, Delaware law and our purchase agreement for the equity investment by Pfizer contain provisions that may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us;”) and five new risk factors (“Competition of the Tender Offer and the Merger are subject to various conditions, and there can be no assurances that either the Tender Offer or the Merger will be consummated or consummated on the timing anticipated;” “Failure to complete the proposed acquisition could negatively impact our stock price and adversely affect our future financial condition, operations and prospects;” “While the Merger Agreement is in effect, we are subject to restrictions on our business activities;” “The announcement and pendency of our agreement to be acquired by Pfizer could adversely affect our business, financial results and operations,” and “Several lawsuits have been filed and additional lawsuits may be filed against us and the members of our Board of Directors relating to the Tender Offer and the Merger”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Pending Acquisition by Pfizer and the Related Tender Offer

Completion of the Tender Offer and the Merger are subject to various conditions, and there can be no assurances that either the Tender Offer or the pending Merger will be consummated or consummated on the timing anticipated.

The Tender Offer and the Merger may not be completed for numerous reasons, including the following:

•	Uncertainties as to whether sufficient shares will be tendered by our stockholders to satisfy the minimum tender condition to the closing of the Tender Offer;

•	The existence of a “Company Material Adverse Effect” as defined in the Merger Agreement;

•	Competing offers or acquisition proposals may be made;

•	Various closing conditions as set forth in the Merger Agreement may not be satisfied or waived; and

•	The stockholder litigation in connection with the Tender Offer or the Merger may delay or prevent the closing of the Tender Offer and the Merger.

We cannot predict whether the closing conditions for the Tender Offer and the Merger set forth in the Merger Agreement will be satisfied. As a result, we cannot assure you that the Tender Offer or the Merger contemplated by the Merger Agreement will be completed.

Failure to complete the proposed acquisition of us by Pfizer could negatively impact our stock price and adversely affect our future financial condition, operations and prospects.

If the proposed acquisition of us by Pfizer is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Tender Offer and the Merger, we will be subject to a number of risks, including the following:

•

We will remain liable for significant legal and other expenses that we have incurred related to the proposed acquisition. In addition, the Merger Agreement contemplates circumstances in which we would be obligated to pay Pfizer a termination fee of $2.25 million;

•

The market price of our common stock could decline following an announcement that the proposed acquisition has been abandoned to the extent that the current market price reflects a premium based on the assumption that the proposed acquisition will be completed;

•

The fact that the proposed acquisition was not completed may be viewed negatively by current and potential investors, analysts and contract partners, which may cause a decline in the trading price of our common stock and harm our ability to enter into collaboration, manufacturing, supply and other agreements crucial to our business;

•

Matters relating to the proposed acquisition have required substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that might have been beneficial to us; and

•

We may not be able to develop and implement a strategy for the future growth and development of our business that would generate a return similar to or better than the return which would be generated by the proposed acquisition.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Tender Offer and the Merger and are generally outside the ordinary course of business, which could have been favorable to our operations and stockholders. We have also agreed to stop all activities related to the clinical development of ICA-105665 and our other lead candidates for the treatment of epilepsy and pain, our most advanced internal product candidates, during the pendency of the transaction. As a result, if the Tender Offer and the proposed Merger are not completed, our results of operations and competitive position may be adversely affected.

The announcement and pendency of our agreement to be acquired by Pfizer could adversely affect our business, financial results and operations.

As a result of our entering into the Merger Agreement, our employees may become concerned about the future of the business and about their future role with us until Pfizer’s strategies with regard to us are announced and executed. This may adversely affect our ability to retain key management, research and development, and other personnel. As a result, there may be delays before we can achieve pre-transaction levels of activity in various functions which may have an adverse effect on our future operational and financial performance. Also, as a result of our execution of the Merger Agreement and the announcement of the Tender Offer, third parties may be unwilling to enter into material agreements with us.

Several lawsuits have been filed and additional lawsuits may be filed against us and the members of our Board of Directors relating to the Merger.

Ten putative stockholder class action complaints have been filed in the Delaware Court of Chancery by stockholders of Icagen: Michael Rauscher v. Icagen, Inc., et. al. (filed July 22, 2011), Denise R. Cooper v. P. Kay Wagoner, et. al. (filed July 22, 2011), Michael Peters v. Icagen, Inc., et. al. (filed July 22, 2011), Kenneth S. Cucchia v. Icagen, Inc., et. al. (filed July 22, 2011), Michael Dabah v. Icagen, Inc., et. al. (filed July 25, 2011), Dimitri Arges v. Charles A. Sanders, et. al. (filed July 25, 2011), Iroquois Master Fund Ltd. v. Charles A. Sanders, et. al. (filed

July 26, 2011), Leland Boyette v. Icagen Inc., et. al. (filed July 27, 2011), Thomas Hollinshead and David Pill v. Icagen Inc., et. al. (filed July 27, 2011) and Gary Pawlovich v. Charles A. Sanders, et. al. (filed August 2, 2011). The Stockholder Actions each name Pfizer, Icagen, and the current members of the board of directors of Icagen as defendants. All of the Stockholder Actions with the exception of Iroquois also name Eclipse Acquisition Corp. as a defendant. Further, Raucher, Arges, Iroquois Master Fund, Boyette and Pawlovich also name Dennis B. Gillings, a former director of Icagen, as a defendant. On August 8, 2011, the plaintiffs filed two Amended Complaints, as a Motion For Expedited Proceedings and a Motion For Preliminary Injunction. In their filings, the plaintiffs assert that the members of the Board breached their fiduciary duties to Icagen’s stockholders by entering into the merger agreement via a flawed process and at an unfair price that does not reflect the value of Icagen. The plaintiffs also allege that the merger agreement contains preclusive deal protection devices including a no solicitation provision, termination fee, top-up option, and matching rights. Finally, the plaintiffs assert that the Schedule 14D-9 issued by Icagen concerning the merger is materially incomplete and misleading. Each Stockholder Action seeks, among other relief, an injunction preventing completion of the merger, as well costs and attorneys’ fees in connection with such litigation. We believe the Stockholder Actions are without merit and intend to vigorously defend against them. There can be no assurance, however, that we will be successful in our defense.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future. We might never achieve or maintain profitability.

We have a limited operating history and have not yet commercialized any products or generated any product revenues. As of June 30, 2011, we had an accumulated deficit of $150.3 million. We have incurred losses in each year since our inception in 1992. Our net losses were $4.7 million for the six months ended June 30, 2011, $6.4 million in 2010, $12.8 million in 2009 and $14.8 million in 2008. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. If the planned acquisition by Pfizer is not consummated, provided that sufficient funding is available, we expect to continue to incur significant operating losses for at least the next several years as we continue our research activities, conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

As of June 30, 2011, we had cash and cash equivalents of $13.9 million. In order to conserve capital, we have implemented a reduction of our workforce and other cost reduction measures. In the event that the acquisition by Pfizer is not consummated, we believe that based on our current operating plan, not including the cost of a planned Phase II clinical trial of ICA-105665 in epilepsy, our existing cash and cash equivalents will be sufficient to enable us to fund our operations; our lease, debt and other obligations; and our capital expenditure requirements at least through the first quarter of 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above. We will need additional funds to meet our obligations and fund operations beyond that time. Except for collaboration revenue we expect to receive from Pfizer for research and development activities through 2011, we do not currently have any commitments for future external funding.

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

The closing bid price of our common stock on the Nasdaq Global Market was $2.40 on June 24, 2011, the last trading day prior to the Schedule 13D filing by Pfizer and $6.00 on July 29, 2011. The effected reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.

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

Coverage through the Medicare prescription drug benefit program may increase demand for our products, but participating suppliers are required to negotiate prices with drug procurement organizations on behalf of Medicare beneficiaries. These prices are likely to be lower than we might otherwise obtain. Future legislation might allow government agencies to negotiate prices directly with drug companies, which could lead to even lower prices. Drugs sold to state-operated Medicaid programs are subject to mandatory rebate agreements that require quarterly payments to states based on the drug’s average manufacturer price and best price. Private, non-governmental third-

party payors frequently base their coverage policies and the prices they are willing to pay on the policies and payment rates under the Medicare and Medicaid programs.

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

Upon the closing of the equity investment by Pfizer on August 20, 2007, we issued 336,021 shares of our common stock to Pfizer. Upon the closing of the equity investment by Pfizer on February 13, 2008, we issued an additional 730,994 shares of our common stock to Pfizer as a result of the exercise of our put option to sell to Pfizer up to an additional $10.0 million of common stock at the fair market value of the common stock at the time of exercise. The issuance of the aggregate of 1,064,515 shares to Pfizer, which owns approximately 12% of our outstanding common stock as of July 31, 2011, resulted in substantial dilution to stockholders who held our common stock prior to the equity investments by Pfizer.

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

On December 10, 2010, we entered into an at market issuance sales agreement, which we refer to as the December 2010 sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $2.6 million from time to time through MLV. On January 20, 2011, we terminated the December 2010 sales agreement in accordance with the provisions of the agreement. During the term of the December 2010 sales agreement, we sold shares having a net offering price of $2.4 million. On March 15, 2011, we entered into an at market issuance sales agreement, which we refer to as the March 2011 sales agreement, with MLV pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $4.6 million from time to time through MLV. As of July 31, 2011, we sold shares having a net offering price of $3.8 million under the March 2011 sales agreement. The issuance of shares has resulted and may in the future result in dilution to stockholders who held our common stock prior to the offering. These shares are available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market. In addition, we may enter into similar equity issuance facilities in the future, which would enable us to sell additional newly issued shares into the public market in order to raise additional capital.

General Company Related Risks

Our executive officers, directors and principal stockholders have substantial control over us and could limit your ability to influence the outcome of matters submitted to stockholders for approval.

As of July 31 2011, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock beneficially owned, in the aggregate, shares representing approximately 41% of our capital stock. As a result, if these stockholders were to choose to act together, they could influence or control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets, including the proposed acquisition of us by Pfizer. This concentration of voting power could lead to a delay in or prevent an acquisition of our company on terms that other stockholders may desire.

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

The rights issued under our rights plan will automatically trade with the underlying common stock and will initially not be exercisable. If a person acquires or commences a tender offer for 15% (or in the case of Pfizer, which currently owns approximately 12% of our common stock, 20%) or more of our common stock in a transaction that was not approved by our board of directors, each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of our common stock for the $7.50 exercise price. If we are involved in a merger or other transaction with another company that is not approved by our board of directors, in which we are not the surviving corporation or which transfers more than 50% of our assets to another company, then each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $15.00 worth of the acquiring company’s common stock for the $7.50 exercise price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Although we believe that our stockholder rights plan will help enhance our ability to negotiate with a prospective acquirer in order to ensure that all company stockholders realize the long-term value of their investment, it could have the effect of discouraging, delaying or preventing a change of control of our company, including under circumstances that some stockholders may consider favorable. On July 20, 2011, in connection with the Merger Agreement, we entered into an amendment to the rights agreement to render the rights agreement inapplicable to the Merger, the Tender Offer, the Top-Up Option and the Merger Agreement.

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

Pfizer has agreed to constitute and appoint our president and treasurer, and each of them, with full power of substitution, as the proxies of Pfizer with respect to matters on which Pfizer is entitled to vote as a holder of common stock, and authorize each of them to represent and to vote all of Pfizer’s shares with respect to matters other than a merger or acquisition of our company, the disposition of all or substantially all of our assets, or a change of control of our company. In addition, if on the record date for any vote of our common stock Pfizer holds greater than 10% of the outstanding shares of our common stock, with respect to any of Pfizer’s shares in excess of the number of shares equal to 10% of the outstanding shares of our common stock, Pfizer has agreed to constitute and appoint such persons as the proxies of Pfizer and authorize each of them to represent and to vote with respect to matters related to a merger or acquisition of our company, the disposition of all or substantially all of our assets, or a change of control of our company, in the same manner and in the same proportion as shares of common stock held by our other shareholders are voted on such matters. However, if both (1) we issue common stock that represents more than 10% of our then outstanding common stock to a third party strategic investor in connection with a collaboration agreement and (2) the voting rights granted to such third party contain fewer restrictions, then Pfizer’s voting rights shall be deemed to be automatically modified so as to make such rights no less favorable to Pfizer than those granted to the third party strategic investor. Pfizer will have significant influence over the outcome of a stockholder vote with respect to the approval of mergers or other business combination transactions. In addition, with respect to matters other than the approval of mergers or other business combination transactions, our management will control how Pfizer’s shares are voted and therefore may have significant influence over the outcome of a stockholder vote with respect to such matters. On July 20, 2011, in connection with the Merger Agreement, we entered into an amendment of the purchase agreement to permit Pfizer to vote all of the shares of common stock beneficially owned by Pfizer or any of its subsidiaries including Eclipse in favor of the Merger and the adoption of the Merger Agreement.

A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2011, we had 8,852,725 shares of common stock outstanding. Substantially all of these shares, including those shares issued in the private placement and the “at the market” equity issuance facility, may be resold in the public market at any time. Moreover, Pfizer, which holds 1,064,515 shares of our common stock, has the right to require us to file a registration statement covering the resale of their shares, as discussed above. We also have registered all shares of common stock that we may issue under our equity compensation plans. As a result, they can be freely sold in the public market upon issuance. In addition, shares from certain restricted stock unit grants are automatically sold upon vesting to cover related employee tax obligations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act in the second quarter of 2011.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser, in the second quarter of 2011.

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
Richard D. Katz, M.D.
Executive Vice President, Finance and Corporate Development and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

Date: August 12, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated July 20, 2011, among the Registrant, Pfizer Inc. and Eclipse Acquisition Corp. (1)(2)

4.1	Amendment No. 1 to Rights Agreement, dated as of July 20, 2011 between the Registrant and American Stock Tranfser & Trust Company LLC (1)

4.2	Amendment to Purchase Agreement, dated as of July 20, 2011 between the Registrant and Pfizer Inc. (1)

10.1	Amendment to Collaborative Research and License Agreement dated as of July 20, 2011,by and between the Registrant and Pfizer Inc. (1)

10.2	Amendment No. 2 to Second Amended and Restated Executive Employment Agreement, dated June 10, 2011, between the Registrant and P. Kay Wagoner

10.3	Amendment No. 4 to Second Amended and Restated Executive Employment Agreement, dated June 10, 2011, between the Registrant and Richard D. Katz

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Statements of Operations for the three months and six months ended June 30, 2011 and 2010, (ii) Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Financial Statements*

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(2)	The schedules to the Merger Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation

S-K. The Company will furnish copies of any of such schedules to the SEC upon request.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.